Form 10-Q
period 1996-07-02
FURRS BISHOPS INC
filed 1996-07-30
CIK 872548

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 2, 1996

                                       OR

            [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 1-10725

                          FURR'S/BISHOP'S, INCORPORATED

          INCORPORATED IN DELAWARE       I.R.S. EMPLOYER IDENTIFICATION
                                                     NO.75-2350724

                      6901 QUAKER AVENUE, LUBBOCK, TX 79413

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (806)792-7151


- -------------------------------------------------------------------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               YES [X]      NO [ ]

- -------------------------------------------------------------------------------
     As of July 26, 1996, there were 48,670,390 shares of Common Stock outstanding.





                                  Page 1 of 21
                        Exhibit Index Located on Page 19

                          FURR'S/BISHOP'S, INCORPORATED


                                      INDEX


PART I.         FINANCIAL INFORMATION                               PAGE


      Item 1.   Financial Statements


                Condensed Consolidated Balance Sheets -
                July 2, 1996 (Unaudited) and January 2, 1996            3

                Unaudited Condensed Consolidated Statements
                of Operations - For the thirteen weeks
                ended July 2, 1996 and July 4, 1995                     5

                Unaudited Condensed Consolidated Statements of
                Operations - For the twenty-six weeks ended
                July 2, 1996 and July 4, 1995                           6

                Unaudited Condensed Consolidated Statement of
                Stockholders' Deficit - For the twenty-six weeks
                ended July 2, 1996                                      7

                Unaudited Condensed Consolidated Statements of
                Cash Flows - For the twenty-six weeks ended
                July 2, 1996 and July 4, 1995                           8

                Notes to Unaudited Condensed Consolidated
                Financial Statements                                    9


      Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                    15

PART II.        OTHER INFORMATION

SIGNATURES

                 FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except per share amounts)

                                                    July 2,      January 2,
                                                     1996           1996
                                                  ----------     --------
                                                  (Unaudited)
Assets

Current assets:
  Cash and cash equivalents ($800 restricted)      $   5,067     $     986
  Accounts and notes receivable, net                     605           746
  Inventories                                          6,011         5,831
  Prepaid expenses and other                           1,406         1,355
                                                   ---------     ---------
       Total current assets                           13,089         8,918

Property, plant and equipment, net                    64,702        66,127
Other assets                                           3,010         2,993
                                                   ---------     ---------
                                                   $  80,801     $  78,038
                                                   =========     =========



























See notes to unaudited condensed consolidated financial statements.
                                             (Continued on following page)
                                                                    Page 3

                 FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                (dollars in thousands, except per share amounts)


                                                    July 2,      January 2,
                                                     1996           1996
                                                   --------      ---------
                                                  (Unaudited)
Liabilities and Stockholders' Deficit

Current liabilities:
  Trade accounts payable                           $   5,338     $   5,074
  Other payables and accrued expenses                 17,351        18,279
  Reserve for store closings - current portion         1,732         2,396
  Current maturities of long-term debt                 5,493         3,841
                                                   ---------     ---------
       Total current liabilities                      29,914        29,590

Reserve for store closings                             3,026         3,443
Long-term debt                                        74,392        77,110
Excess of future lease payments over fair value,
  net of amortization                                  3,826         4,130
Other payables, including accrued pension costs       10,167         9,639


Stockholders' deficit:
   Preferred stock, $.01 par value; 5,000,000
     shares authorized, none issued
   Common stock, $.01 par value; 65,000,000 shares
     authorized, 48,662,320 and 48,648,955 issued
     and outstanding                                     487           486
   Additional paid-in capital                         55,864         5,841
   Pension liability adjustment                       (5,283)       (5,283)
   Accumulated deficit                               (91,592)      (96,918)
                                                   ---------     ---------
       Total stockholders' deficit                   (40,524)      (45,874)
                                                   ---------     ---------
                                                   $  80,801     $  78,038
                                                   =========     =========










See notes to unaudited condensed consolidated financial statements.
                                                               (Concluded)
                                                                    Page 4

                 FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)
                                                    Thirteen weeks ended
                                                   -----------------------
                                                    July 2,       July 4,
                                                     1996          1995
                                                   ---------     ---------
Sales                                              $  50,678     $  54,216

Expenses:
  Cost of sales (excluding depreciation)              15,786        17,769
  Selling, general and administrative                 29,863        32,385
  Depreciation and amortization                        2,270         3,607
  Special credits                                       (603)            0
                                                   ---------     ---------
                                                      47,316        53,761
                                                   ---------     ---------
Operating income                                       3,362           455

Interest expense                                          61         6,735
                                                   ---------     ---------
Net income (loss)                                  $   3,301     $  (6,280)
                                                   =========     =========

Weighted average number of shares
  of common stock outstanding:
    Primary                                       48,666,659    48,648,955
                                                  ==========    ==========
    Fully diluted                                 51,350,817    51,350,817
                                                  ==========    ==========

Net income (loss) per share:
    Primary                                        $    0.07      $  (0.13)
                                                   =========      ========
    Fully diluted                                  $    0.06      $    N/A
                                                   =========      ========













See notes to unaudited condensed consolidated financial statements.
                                                                    Page 5

                 FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)
                                                   Twenty-six weeks ended
                                                   -----------------------
                                                    July 2,       July 4,
                                                     1996          1995
                                                   ---------     ---------
Sales                                              $  99,495     $ 106,970

Expenses:
  Cost of sales (excluding depreciation)              30,952        34,616
  Selling, general and administrative                 59,074        64,352
  Depreciation and amortization                        4,619         6,947
  Special credits                                       (603)            0
                                                   ---------     ---------
                                                      94,042       105,915
                                                   ---------     ---------
Operating income                                       5,453         1,055

Interest expense                                         127        13,452
                                                   ---------     ---------
Net income (loss)                                  $   5,326     $ (12,397)
                                                   =========     =========

Weighted average number of shares
  of common stock outstanding:
    Primary                                       48,658,585    48,648,955
                                                  ==========    ==========
    Fully diluted                                 51,350,817    51,350,817
                                                  ==========    ==========

Net income (loss) per share:
    Primary                                        $    0.11     $   (0.25)
                                                   =========     =========
    Fully diluted                                  $    0.10     $     N/A
                                                   =========     =========













See notes to unaudited condensed consolidated financial statements.
                                                                    Page 6

                 FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                   FOR THE TWENTY-SIX WEEKS ENDED JULY 2, 1996
                             (Dollars in Thousands)
                                                                       Total
                                    Additional  Pension     Accum-     Stock-
                             Common  Paid-In   Liability    ulated    holders'
                              Stock  Capital   Adjustment   Deficit   Deficit
                             ------ ---------- ---------- ---------- ---------
Balance, January 2, 1996     $  486  $ 55,841  $ (5,283)  $ (96,918) $ (45,874)

   Warrants exercised             1        23        -           -          24

   Net income                    -         -         -        5,326      5,326
                             ------  --------  ---------  ---------  ---------
Balance, July 2, 1996        $  487  $ 55,855  $ (5,283)  $ (91,592) $ (40,524)
                             ======  ========  ========   =========  =========


































See notes to unaudited condensed consolidated financial statements.
                                                                    Page 7

                 FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                                       Twenty-six weeks ended
                                                       ----------------------
                                                         July 2,     July 4,
                                                          1996        1995
                                                       ---------    ---------
Cash flows from operating activities:
  Net income (loss):                                   $   5,326    $ (12,397)
  Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
        Depreciation and amortization                      4,619        6,947
        Loss on disposition of assets                         24          119
        Other, net                                          (190)        (332)
Changes in assets and liabilities:
  Decrease (increase) in accounts
     and notes receivable                                    140           87
  Decrease (increase) in inventories                        (181)          81
  Increase in prepaid expenses and other                     (49)      (1,618)
  Increase (decrease) in trade accounts payable
     and other payables, accrued expenses
     and other liabilities                                  (527)      13,164
                                                       ---------    ---------
        Net cash provided by operating activities          9,162        6,051

Cash flows provided by (used in) investing activities:
  Capital expenditures                                    (4,415)      (4,419)
  Expenditures charged to reserve for store closings      (1,248)        (835)
  Proceeds from the sale of fixed assets                   1,615            6
  Other, net                                                  68           (7)
                                                       ---------    ---------
        Net cash used in investing activities             (3,980)      (5,255)

Cash flows used in financing activities:
  Payment of indebtedness                                 (1,066)         (82)
  Other, net                                                 (35)         (54)
                                                       ---------    ---------
        Net cash used in financing activities             (1,101)        (136)

  Increase in unrestricted cash and cash equivalents       4,081          660
  Unrestricted cash and cash equivalents at
     beginning of period                                     186          692
                                                       ---------    ---------
  Unrestricted cash and cash equivalents at
     end of period                                     $   4,267    $   1,352
                                                       =========    =========
Supplemental information:
    Interest paid, including $1,006 of SFAS 15
    interest classified as payment of indebtedness     $   1,019    $      30
                                                       =========    =========
See notes to unaudited condensed consolidated financial statements.
                                                                       Page 8

                 FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)



NOTE A:   Summary of Significant Accounting Policies


     Furr's/Bishop's, Incorporated (the "Company"), a Delaware corporation, operates cafeterias and specialty restaurants through its subsidiary Cafeteria Operators, L.P., a Delaware limited partnership (together with its subsidiaries, the "Partnership"). The financial statements presented herein are the consolidated financial statements of Furr's/Bishop's, Incorporated and its majority owned subsidiaries.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements, and notes thereto, which are included in the Company's Form 10-K for the year ended January 2, 1996. The accompanying consolidated financial statements reflect the accounts of the Company after elimination of all material intercompany and interpartnership accounts and transactions, and in the opinion of management include all adjustments, of a normal recurring nature, necessary for a fair presentation. Certain expenditures benefiting more than one period are charged to operations on a percentage of sales or on a pro rata basis over the 52-53 week fiscal year. Certain amounts have been reclassified in the statements of operations for the twenty-six weeks ended July 4, 1995 to conform to the classifications used in the financial statements for the period ended July 2, 1996.

     The results of operations for the twenty-six weeks ended July 2, 1996 may not be indicative of the results that may be expected for the fiscal year ending December 31, 1996.


NOTE B:   Earnings Per Common Share


     The weighted average number of shares used in the primary net income per share computation was 48,658,585 for the twenty-six weeks ended July 2, 1996, and for the fully diluted computation was 51,350,817, including stock warrants as common stock equivalents, in each case following the reverse stock split.

     For the period ended July 4, 1995, net income per share is restated using 48,648,955 shares, which reflects the financial restructuring and the reverse stock split and is the weighted average shares of common stock and common stock equivalents (stock options and warrants, when dilutive) outstanding at January 2, 1996. Fully diluted earnings per share are not presented because the effect of exercising outstanding stock options and warrants would be antidilutive.
The earnings per common share in the twenty-six weeks of 1995 excludes any consideration of the preferred stock dividend requirements, which were not paid and were canceled as a part of the series of financial restructuring transactions.


NOTE C:   Long-term Debt


     In 1992, the Partnership consummated a restructuring with all of the holders of the then outstanding indebtedness and issued $187,422 of 11% Senior Secured Notes, due June 30, 1998 (the "11% Notes"), to replace its entire indebtedness, including all interest accrued thereon. Additional 11% Notes were issued in June 1992 for the $5,432 interest payment then due. The 11% Notes were amended at various times in 1993 and 1994 to modify or waive covenants that were not being met, including to allow the Company to receive a going concern opinion, and to defer the due date of interest payments. The last payment of interest by the Partnership on the 11% Notes was June 30, 1993 and at January 2, 1996, before the series of financial restructuring transactions, a total of $56,493 of interest was accrued and outstanding, and the Partnership was in default on the 11% Notes since October 1994 due to, among other things, missed payments of interest.

     In 1992, Cavalcade Foods, Inc., an indirect subsidiary of the Company ("Foods"), issued a 9% note for $9,435, due June 30, 1998 (the "9% Note") to replace its entire indebtedness, including all interest accrued thereon. An additional 9% Note was issued in September 1992 for the $444 interest payment then due. On April 1, 1993, a principal payment of $280 was made on the 9% Note. The 9% Note was amended in 1994 to allow for the deferral of certain interest payments. The last payment of interest by Foods on the 9% Note was September 30, 1993 and at January 2, 1996, before the series of financial restructuring transactions, a total of $2,138 of interest was accrued and outstanding, and Foods was in default on the 9% Note since October 1994 due to, among other things, missed payments of interest.

     As part of a series of financial restructuring transactions, the Partnership issued $41,700 of 12% Senior Secured Notes, due December 31, 2001 (the "12% Notes"), to replace $40,000 of 11% Notes and the interest accrued thereon and to terminate a $5,408 judgement and the interest accrued thereon. On January 24, 1996, the Partnership also issued $4,073 of 12% Notes as payment in kind for all interest accrued as of such date. All of the assets of the Partnership are pledged as collateral security on behalf of the holders of the 12% Notes. The Partnership also issued limited partner interests equal to 95% of the outstanding partnership interests in exchange for and in full satisfaction of the remaining $152,854 of 11% Notes, together with all interest accrued thereon.

     On March 31, 1996, the Partnership paid $1,006 of interest accrued and due as of such date. Payments of interest on the 12% Notes will be due each March 31 and September 30. While payments of interest will be due during the life of the 12% Notes, there will not be any interest expense recorded under SFAS 15, as all of the interest through maturity has been recorded as a liability.

     As part of a series of financial restructuring transactions, Foods issued a 10% Non-recourse Note in the amount of $2,000, due December 31, 2001 (the "Non-recourse Note"), a $6,100 note payable (the "Option Note") and a $1,500 note payable (the "Remaining Note") to Wells Fargo Bank in exchange for and in full satisfaction of the $9,599 of 9% Notes outstanding, together with all interest accrued thereon. Certain land was pledged as collateral on the Non-recourse Note and an option to purchase 2.5% of the Common Stock of the Company was pledged as collateral on the Option Note. Wells Fargo foreclosed on the Option Note and exercised its option to purchase 2.5% of the Common Stock of the Company by transferring the Remaining Note to the Company as payment.


NOTE D:   Restructuring


     On January 2, 1996, at the Company's 1995 annual meeting, stockholders approved a reclassification of the Company's outstanding shares of Class A Common Stock, par value $.01 per share ("Old Class A Common Stock"), Class B Common Stock, par value $.01 per share ("Old Class B Common Stock"), and Series A $9.00 Convertible Preferred Stock, par value $.01 per share ("Old Convertible Preferred Stock"), into the right to receive shares of a new class of common stock, par value $.01 per share ("Common Stock"), and five year warrants to purchase Common Stock at a price of $.074 per share ("Warrants"). Stockholders also approved a restructuring of the Company's and certain of its subsidiaries' financial obligations, including, among other things, the exchange of (i) an aggregate of approximately $209,347 of indebtedness, including interest, of the Partnership held by certain creditors for the issuance of approximately 95% of the limited partnership interests of the Partnership, (ii) approximately $8,237 of indebtedness, including interest, of Foods held by Wells Fargo Bank, National Association ("Wells Fargo"), for an option to acquire 2.5% of the Common Stock (the "Wells Fargo Option"), (iii) warrants to purchase 1.7 million shares of the Old Class A Common Stock held by Kmart Corporation ("Kmart") for Warrants to purchase 1% of the Common Stock, (iv) a judgement in the amount of $6,100 against a subsidiary of the Company owed to the Trustees of General Electric Pension Trust ("GEPT") for a $1,700 principal amount 12% Note and (v) warrants to purchase 1.4 million shares of Old Class B Common Stock held by the Noteholders for the right to put their aggregate 95% limited partnership interests in the Partnership to the Company in exchange for 95% of the Common Stock (the "Put Option") (collectively, the "Restructuring").

     The Restructuring has been accounted for in accordance with Statement of Financial Accounting Standard No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings" ("SFAS 15"), under which the transactions include both a partial settlement and modification of terms. The fair value of the

Common Stock and warrants issued in connection with the Restructuring was estimated based upon discounted cash flows anticipated from the reorganized business and was recorded as partial settlement of the indebtedness. The remaining indebtedness was recorded at the sum of all future principal and interest payments and there will be no recognition of interest expense on such indebtedness in future periods. The amounts of indebtedness subject to modification in excess of the amount recorded in accordance with SFAS 15 was recorded as an extraordinary credit, net of all expenses associated with the Restructuring.

     As of the consummation of the Restructuring, the Company owned less than 50% of the limited partnership interests of the Partnership at January 2, 1996, and as a result, the Partnership would not be included in the Company's consolidated financial statements for the period January 2, 1996 through March 28, 1996. However, during the first quarter, the holders of the limited partnership interests exercised their put option and, on March 28, 1996, exchanged their limited partnership interests for Common Stock of the Company. On March 22, 1996, the Company effected a 15-to-1 reverse stock split. As a result of the materiality of this series of financial restructuring transactions, the Partnership is included in the consolidated financial statements at January 2, 1996.

NOTE E:   Income Tax

     The Company had income from operations in the thirteen and twenty-six week periods ended July 2, 1996. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes" ("SFAS 109"), the income tax provision to be recognized has been reduced to zero through the use of a valuation allowance.

     Following is a summary of the income tax provision (benefit) for the thirteen and twenty-six week periods ended July 2, 1996 and July 4, 1995:


                                    Thirteen Weeks        Twenty-six Weeks
                                  --------------------    ------------------
                                  April 2,    April 4,    July 2,    July 4,
                                    1996        1995       1996       1995
                                  -------     -------     ------    -------
     Federal
         Current                  $   43      $   -0-     $   43    $    -0-
         Deferred                    602       (2,405)       630     (4,336)
         Deferred -
            Valuation allowance     (645)       2,405       (673)     4,336
     State                            -0-          -0-        -0-        -0-
                                  -------     --------    -------   --------
         Total                    $   -0-     $    -0-    $   -0-   $    -0-
                                  =======     ========    =======   ========

     Following is a reconciliation of the expected tax (benefit) at the statutory tax rate to the effective tax (benefit) for the thirteen and twenty-six week periods ended July 2, 1996 and July 4, 1995:


                                      Thirteen Weeks       Twenty-six Weeks
                                    -------------------    ------------------
                                    April 2,   April 4,    July 2,    July 4,
                                     1996       1995        1996       1995
                                    -------    -------     -------   -------
     Expected tax (benefit) at
       the statutory tax rate       $ 1,155    $(2,406)    $ 1,864   $(4,339)

     Income allocable to non
       affiliated partners              (16)        -0-       (671)       -0-
     Interest expense recorded
       as debt per SFAS 15             (518)        -0-       (518)       -0-
     Other                               24          1          (2)        3
     Increase (decrease) in
       deferred tax asset
       valuation allowance             (645)     2,405     $   (673) $ 4,336
                                    -------    -------     --------  -------
     Total                          $    -0-   $    -0-    $    -0-  $    -0-
                                    =======    =======     ========  =======


     As of July 2, 1996, the Company had consolidated net operating loss carryforwards of approximately $105,000 for income tax reporting purposes that expire from 2000 through 2009. Approximately $3,700 and $11,800 of the operating loss carryforwards for income tax reporting purposes, which are subject to limited use, relate to the subsidiary operations of Cavalcade Holdings, Inc. and its subsidiary, Foods, respectively, for periods prior to their inclusion in the Company-affiliated group. On March 28, 1996, the holders of the limited partnership interests exchanged their limited partnership interests for Common Stock of the Company resulting in a change of ownership for purposes of computing the annual net operating loss limitation. Net operating losses of approximately $45,000 incurred during the period June 25, 1993 to March 28, 1996 will be limited to approximately $4,900 annually. Additionally, as a result of the change of control transaction on June 24, 1993, the utilization of the Company consolidated net operating loss and general business credit carryforwards incurred during the period March 28, 1991 through June 24, 1993 will be limited to approximately $1,200 annually.

     As of July 2, 1996, the Company had general business credit carryforwards of approximately $1,410 which have expiration dates through 2009.
Approximately $74 of the general business credit carryforwards relate to Foods, for periods prior to its inclusion in the Company-affiliated group. These credits are subject to limited use.

     While the Restructuring transactions were intended to result in no income tax expense to the Company, the transactions are likely to result in a substantial restriction on the ability of the Company to utilize certain net operating loss carryforwards. In addition, no assurance can be given that the Internal Revenue Service will not successfully assert that the Recapitalization results in a substantial reduction of certain tax attributes (such as the net operating losses and tax basis of property) of the Company and the other partners of the Partnership.


NOTE G:   Special Credits


     For the thirteen weeks ended July 2, 1996, the Company recognized a special credit of $699 for the insurance proceeds received related to a fire loss incurred in February 1994.

     On June 7, 1996, the Company, the Partnership and Kevin E. Lewis entered into the Consulting and Indemnity Agreement and General Release (the "Consulting Agreement") pursuant to which, among other things, Mr. Lewis will resign as President and Chief Executive Officer by September 30, 1996 and Chairman of the Board on December 31, 1996, unless requested by the Board of Directors to continue until December 31, 1997. After his resignation as President and Chief Executive Officer, Mr. Lewis will serve as a consultant to the Company until December 31, 1997. Pursuant to the Consulting Agreement, Mr. Lewis will receive an annual base salary of $350 pro-rated through the end of 1996 and $250 through the end of 1997. Mr. Lewis received $75 upon the execution of the Consulting Agreement and is entitled to receive $75 when he resigns as President and Chief Executive Officer and $100 on December 31, 1997. In addition, Mr. Lewis is entitled to receive $100 if requested to assist in certain negotiations on behalf of the Company and additional compensation based upon the success of such negotiations. Furthermore, the Company agreed to pay, among other things, certain legal expenses of Mr. Lewis incurred in connection with the negotiation of the Consulting Agreement and certain travel and moving related expenses. The Board of Directors has begun a search for an individual to serve as President and Chief Executive Officer of the Company. For the thirteen weeks ended July 2, 1996, the Company recognized $96 of charges related to the Consulting Agreement.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Thirteen Weeks Ended July 2, 1996


     RESULTS OF OPERATIONS. Sales for the second fiscal quarter of 1996 were $50.7 million, a decrease of $3.5 million from the same quarter of 1995. Operating income for the second quarter of 1996 was $3.4 million compared to $455 thousand in the prior year. Net income for the second quarter of 1996 was $3.3 million compared to a net loss of $6.3 million in the second quarter of 1995. Operating results for the second quarter of 1996 include net special credits aggregating $603 thousand. During the second quarter of 1996, sales were negatively impacted primarily by including fewer units in the operating results.

     SALES. Restaurant sales in comparable units were 0.8% higher in the second quarter of 1996 than the same quarter of 1995. Sales for the second fiscal quarter were $3.4 million lower than the prior year due to there being 13 fewer units included in operating results. Sales in the second quarter included $852 thousand of Dynamic Foods sales to third parties.

     COST OF SALES. Excluding depreciation, cost of sales was 31.1% of sales for the second quarter of 1996 as compared to 32.8% for the same quarter of 1995. The decrease in the percentage of revenues was the result of changes in the menu mix offset by lower product costs.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expense was lower in the aggregate by $2.5 million in the second quarter of 1996 due primarily to there being 13 fewer units included in the operating results. The change in SG&A expense included an increase of $204 thousand in professional fees and decreases of $172 thousand in marketing expense.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was lower by $1.3 million in the second quarter of 1996 due to the reduction of certain depreciable assets in 1995 in accordance with Statement of Financial Accounting Standard No. 121 and the reduction in the useful lives of certain depreciable assets in the prior year.

     SPECIAL CREDITS. The operating results include special credits aggregating $603 thousand. Included in the total is a credit of $699 thousand for the insurance proceeds related to a fire loss, and a charge of $96 thousand related to a consulting agreement with Kevin E. Lewis, Chairman of th Board. (See Note F to the Unaudited Condensed Consolidated Financial Statements.)

     INTEREST EXPENSE. Interest expense was lower than the prior year by $6.7 million as a result of the Restructuring. In accordance with Statement of Financial Accounting Standard No. 15, the restructured debt was recorded at the sum of all future principal and interest payments and there is no recognition of interest expense thereon.



Twenty-six Weeks Ended July 2, 1996



      RESULTS OF OPERATIONS. Sales for the twenty-six weeks ended July 2, 1996 were $99.5 million, a decrease of $7.5 million from the same quarter of 1995. Operating income for the twenty-six weeks ended July 2, 1996 was $5.5 million compared to $1.1 thousand in the prior year. Net income for the twenty-six weeks ended July 2, 1996 was $5.3 million compared to a net loss of $12.4 million in the twenty-six weeks ended July 4, 1996. Operating results for the twenty-six weeks of 1996 include special credits aggregating $603 thousand. During the twenty-six weeks ended July 2, 1996, sales were negatively impacted primarily by including fewer units in the operating results.

     SALES. Restaurant sales in comparable units were 0.3% higher in the twenty-six weeks ended July 2, 1996 than the same period of 1995. Sales for the twenty-six weeks ended July 2, 1996 were $6.7 million lower than the prior year due to there being 13 fewer units included in operating results. Sales in the twenty-six weeks ended July 2, 1996 included $1.7 million of Dynamic Foods sales to third parties.

     COST OF SALES. Excluding depreciation, cost of sales was 31.1% of sales for the twenty-six weeks ended July 2, 1996 as compared to 32.4% for the same period of 1995. The decrease in the percentage of revenues was principally a result of lower product costs partially offset by changes in the menu mix.

   SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense was lower in the aggregate by $5.3 million in the twenty-six weeks ended July 2, 1996. SG&A expense was $4.9 million lower than the prior year due to there being 13 fewer units included in operating results. The change in SG&A expense included increases of $249 thousand in professional fees and $103 thousand in salaries, wages and related benefits, and a decrease of $1.3 million in marketing expense.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was lower by $2.3 million in the twenty-six weeks ended July 2, 1996 due to the reduction of certain depreciable assets in 1995 in accordance with Statement of Financial Accounting Standard No. 121 and the reduction in the useful lives of certain depreciable assets in the prior year.

     SPECIAL CREDITS. The operating results include special credits aggregating $603 thousand. Included in the total is a credit of $699 thousand for the insurance proceeds related to a fire loss, and a charge of $96 thousand related to a consulting agreement with Kevin E. Lewis, Chairman of th Board. (See Note F to the Unaudited Condensed Consolidated Financial Statements.)

     INTEREST EXPENSE. Interest expense was lower than the prior year by $13.3 million as a result of the Restructuring. In accordance with Statement of Financial Accounting Standard No. 15, the restructured debt was recorded at the sum of all future principal and interest payments and there is no recognition of interest expense thereon.



                       LIQUIDITY AND CAPITAL RESOURCES OF
                 FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES


     During the twenty-six weeks ended July 2, 1996, cash provided from operating activities of the Company was $9.9 million compared to $6.1 million in the same period of 1995. The Company made capital expenditures of $4.4 million during the first twenty-six weeks of 1996 as well as during the same period of 1995. Cash, temporary investments and marketable securities were $5.1 million at July 2, 1996 compared to $2.2 million at July 4, 1995. The cash balance at both dates included $800 thousand which was restricted pursuant to collateral requirements in a letter of credit agreement. The current ratio of the Company was 0.47:1 at July 2, 1996 compared to .053:1 at July 4, 1995. The Company's total assets at July 2, 1996 aggregated $81.6 million compared to $95.3 million at July 4, 1995.

     The Company's restaurants are a cash business. Funds available from cash sales are not needed to finance receivables and are not generally needed immediately to pay for food, supplies and certain other expenses of the restaurants. Therefore, the business and operations of the Company have not historically required proportionately large amounts of working capital, which is generally common among similar restaurant companies. If Dynamic Foods expands its sales to third parties, the accounts receivable and inventory related to such sales could require the Company to maintain additional working capital.

     Total scheduled maturities of long-term debt of the Company and its subsidiaries over the next five fiscal years are: $2.8 million in 1996, $5.5 million in 1997, $5.5 million in 1998, $5.5 million in 1999 and $5.5 million in 2000.

     The Partnership has outstanding $77.3 million of 12% Notes due December 31, 2000, which includes $31.9 million of interest to maturity. Under the terms of the Indenture covering the 12% Notes, a semi-annual cash interest payment of approximately $2.7 million is due on each March 31 and September 30. The obligations of the Partnership under the 12% Notes are secured by a security interest in and a lien on substantially all of the personal property of the Partnership and mortgages on all fee (but not leasehold) real properties of the Partnership (to the extent such properties are mortgageable).

     Additionally, Foods has outstanding the Non-recourse Note in the principal amount of $2.0 million. The Non-recourse Note is secured by certain real estate in Lubbock, Texas.

     The Company intends to pursue a program of remodeling existing cafeterias, opening new restaurants, and possibly acquiring existing restaurants or food service companies. The Company anticipates expending approximately $9 million in fiscal 1996 to remodel existing cafeterias and open new restaurants and to make other capital expenditures. No assurance can be given that the Company will generate sufficient funds from operations or obtain alternative financing sources to enable it to make the anticipated capital expenditures.

     The Company, from time to time, considers whether disposition of certain of its assets, including real estate owned in fee simple and leasehold interests, or potential acquisitions of assets would be beneficial or appropriate for the long-term goals of the Company and in order to increase stockholder value.

     On November 15, 1993, the Company entered into the Amendment to Master Sublease Agreement, dated as of December 1, 1986, with Kmart pursuant to which, among other things, the aggregate monthly rent for the period August 1, 1993 through and including December 31, 1996 was reduced by 25%, or approximately $1.6 million annually, and the aggregate monthly rent for the period January 1, 1997 through and including December 31, 1999 was reduced by 20%, or approximately $1.2 million annually; provided that, during such period, among other things, Kevin E. Lewis remains as Chairman of the Board of the Company. On June 7, 1996, the Company and the Parent entered into an agreement with Mr. Lewis pursuant to which Mr. Lewis will resign as Chairman of the Board on December 31, 1996, unless requested by the Board of Directors to continue until December 31, 1997. (See Note F to the Unaudited Condensed Consolidated Finanancial Statements.) As a consequence of this action, the Company anticipates entering into negotiations with Kmart to modify the amendment to remove the provisions requiring Mr. Lewis to remain as Chairman of the Board until the end of 1999. No assurance can be given that Kmart will agree to such modification.

     The Partnership, the sponsor of the Cavalcade Pension Plan, has agreed to provide for funding at least two-thirds of the $4.6 million of the unfunded current liability which existed at the end of fiscal 1992 by the end of 1998. If the agreed upon funding is not satisfied by the minimum required annual contributions, as adjusted for the deficit reduction contribution and determined under Section 412 of the Internal Revenue Code, the Partnership will make contributions in excess of the minimum annual requirement.

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings




Item 6.  Exhibits and Reports on Form 8-K


         (a)   Exhibits

               11      Unaudited Computation of Net Income (Loss) Per Common
                       Share


         (b)   Reports on Form 8-K

               A report on Form 8-K was filed on April 12, 1996 with respect to the change in control of the Company, upon exercise of the Put Option.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




        FURR'S/BISHOP'S, INCORPORATED            FURR'S/BISHOP'S, INCORPORATED



BY:     KEVIN E. LEWIS                           ALTON R. SMITH
        -----------------------------            -----------------------------
        Kevin E. Lewis                           Alton R. Smith
        Chairman, President                      Principal Accounting Officer
        and Chief Executive Officer




Date:   July  29, 1996


                                                                 Exhibit 11



                  FURR'S/BISHOP'S INCORPORATED AND SUBSIDIARIES

           UNAUDITED COMPUTATION OF NET INCOME (LOSS) PER COMMON SHARE

           (Dollars and shares in thousands, except per share amounts)

                                   Thirteen weeks ended  Twenty-six weeks ended
                                   --------------------  ----------------------
                                      July 2,  July 4,      July 2,  July 4,
                                       1996     1995         1996     1995
                                     --------  -------     --------  --------

Net Income (Loss)                    $  3,301  $ (6,280)   $  5,326  $(12,397)
                                     ========  ========    ========  ========
Primary:
  Weighted average number of
    common shares outstanding          48,667    48,649      48,659    48,649
                                     ========  ========    ========  ========

  Primary net income (loss) per
    share of common stock            $   0.07  $  (0.13)   $   0.11  $  (0.25)
                                     ========  ========    ========  ========

Fully Diluted:
  Weighted average number of
    common shares outstanding          48,667    48,649      48,659    48,649
                                     ========  ========    ========  ========
  Common shares issued upon
    exercise of outstanding warrants    2,684     2,702       2,692     2,702
                                     ========  ========    ========  ========
    Fully diluted weighted average
         common shares outstanding     51,351    51,351      51,351    51,351
                                     ========  ========   =========  ========
    Fully diluted net income (loss)
         per share of common stock   $   0.06  $    N/A    $   0.10  $    N/A
                                     ========  ========    ========  ========










                                                                    Page 21