Form 10-Q
period 1996-10-01
FURRS BISHOPS INC
filed 1996-11-14
CIK 872548

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 1, 1996

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

                               YES [X]      NO [ ]

-------------------------------------------------------------------------------


As of November 12, 1996, there were 48,670,986 shares of Common Stock outstanding.






                                  Page 1 of 22
                        Exhibit Index Located on Page 20

                          FURR'S/BISHOP'S, INCORPORATED


                                      INDEX


PART I.         FINANCIAL INFORMATION                                   PAGE


      Item 1.   Unaudited Financial Statements

                Condensed Consolidated Balance Sheets
                October 1, 1996 (Unaudited) and January 2, 1996            3

                Unaudited Condensed Consolidated Statements
                of Operations - For the thirteen weeks
                ended October 1, 1996 and October 3, 1995                  5

                Unaudited Condensed Consolidated Statements
                of Operations - For the thirty-nine weeks
                ended October 1, 1996 and October 3, 1995                  6

                Unaudited Condensed Consolidated Statement
                of Stockholders' Deficit - For the
                thirty-nine weeks ended October 1, 1996                    7

                Unaudited Condensed Consolidated Statements
                of Cash Flows - For the thirty-nine weeks
                ended October 1, 1996 and October 3, 1995                  8

                Notes to Unaudited Condensed Consolidated
                Financial Statements                                       9


      Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       15


PART II.        OTHER INFORMATION


SIGNATURES



                 FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                   October 1,      January 2,
                                                      1996             1996
                                                   ----------      ----------
                                                   (Unaudited)
Assets

Current assets:
    Cash and cash equivalents ($800
         restricted at January 2, 1996)            $    2,153      $      986
    Accounts and notes receivable, net                  1,872             746
    Inventories                                         6,265           5,831
    Prepaid expenses and other                            941           1,355
                                                   ----------      ----------
        Total current assets                           11,231           8,918

Property, plant and equipment, net                     64,642          66,127
Other assets                                            3,013           2,993
                                                   ----------      ----------
                                                   $   78,886      $   78,038
                                                   ==========      ==========



























See notes to unaudited condensed consolidated financial statements.
                                                (Continued on following page)

                                                                      Page  3



                 FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                (dollars in thousands, except per share amounts)


                                                   October 1,      January 2,
                                                      1996            1996
                                                   ----------      ----------
                                                   (Unaudited)
Liabilities and Stockholders' Deficit

Current liabilities:
    Trade accounts payable                         $    6,131      $    5,074
    Other payables and accrued expenses                15,640          18,279
    Reserve for store closings - current portion        1,696           2,396
    Current maturities of long-term debt                5,493           3,841
                                                   ----------      ----------
        Total current liabilities                      28,960          29,590

Reserve for store closings                              2,788           3,443
Long-term debt, less current maturities                71,646          77,110
Excess of future lease payments over fair value,
  net of amortization                                   3,674           4,130
Other payables, including accrued pension costs        10,147           9,639


Stockholders' deficit:
    Preferred stock, $.01 par value; 5,000,000
      shares authorized, none issued
    Common stock, $.01 par value; 65,000,000
      shares authorized, 48,670,672 and
      48,648,955 issued and outstanding                   487             486
    Additional paid-in capital                         55,865          55,841
    Pension liability adjustment                       (5,283)         (5,283)
    Accumulated deficit                               (89,398)        (96,918)
                                                   ----------      ----------
       Total stockholders' deficit                    (38,329)        (45,874)
                                                   ----------      ----------
                                                   $   78,886      $   78,038
                                                   ==========      ==========













See notes to unaudited condensed consolidated financial statements.

                                                                      Page  4



                 FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)


                                                      Thirteen weeks ended
                                                   --------------------------
                                                   October 1,      October 3,
                                                      1996            1995
                                                   ----------      ----------

Sales                                              $   50,002      $   53,944

Expenses:
    Cost of sales (excluding depreciation)             15,871          17,243
    Selling, general and administrative                29,895          32,869
    Depreciation and amortization                       2,517           3,715
    Special credits, net                                 (535)              0
                                                   ----------      ----------
                                                       47,748          53,827
                                                   ----------      ----------
Operating income                                        2,254             117

Interest expense                                           60           7,061
                                                   ----------      ----------

Net income (loss)                                  $    2,194      $   (6,944)
                                                   ==========      ==========
Weighted average number of shares
  of common stock outstanding:
    Primary                                        48,670,459      48,648,955
                                                   ==========      ==========
    Fully diluted                                  51,350,817      51,350,817
                                                   ==========      ==========
Net income (loss) per share:
    Primary                                        $     0.04      $    (0.14)
                                                   ==========      ==========
    Fully diluted                                  $     0.04      $      N/A
                                                   ==========      ==========














See notes to unaudited condensed consolidated financial statements.

                                                                      Page  5



                 FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)

                                                     Thirty-nine weeks ended
                                                   --------------------------
                                                   October 1,      October 3,
                                                      1966            1955
                                                   ----------      ----------

Sales                                              $  149,497      $  160,914

Expenses:
    Cost of sales (excluding depreciation)             46,823          51,859
    Selling, general and administrative                88,969          97,221
    Depreciation and amortization                       7,136          10,662
    Special credits, net                               (1,138)              0
                                                   ----------      ----------
                                                      141,790         159,742
                                                   ----------      ----------
Operating income                                        7,707           1,172

Interest expense                                          187          20,513
                                                   ----------      ----------
Net income (loss)                                  $    7,520      $  (19,341)
                                                   ==========      ==========
Weighted average number of shares
  of common stock outstanding:
    Primary                                        48,662,543      48,648,955
                                                   ==========      ==========
    Fully diluted                                  51,350,817      51,350,817
                                                   ==========      ==========
Net income (loss) per share:
    Primary                                        $     0.15      $    (0.40)
                                                   ==========      ==========
    Fully diluted                                  $     0.15      $      N/A
                                                   ==========      ==========
















See notes to unaudited condensed consolidated financial statements.

                                                                      Page  6



                 FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                 FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 1, 1996
                             (Dollars in Thousands)


                                                                       Total
                                  Additional  Pension     Accum-      Stock-
                           Common  Paid-In   Liability    umulated   holders'
                            Stock  Capital   Adjustment   Deficit    Deficit
                           ------ ---------- ---------- ----------  ---------
Balance, January 2, 1996   $  486  $ 55,841  $ (5,283)   $ (96,918) $ (45,874)

    Warrants exercised          1        24         -            -         25

    Net income                  -         -         -        7,520      7,520
                           ------  --------  --------    ---------  ---------
Balance, October 1, 1996   $  487  $ 55,865  $ (5,283)   $ (89,398) $ (38,329)
                           ======  ========  ========    =========  =========


































See notes to unaudited condensed consolidated financial statements.

                                                                      Page  7

                 FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                                      Thirty-nine weeks ended
                                                      -----------------------
                                                      October 1,   October 3,
                                                         1996         1995
                                                      ----------   ----------
Cash flows from operating activities:
   Net income (loss)                                  $    7,520   $  (19,341)
   Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
         Depreciation and amortization                     7,136       10,662
         Loss on disposition of assets                       259          147
         Other, net                                          138          (82)
   Changes in assets and liabilities:
      Decrease in restricted cash                            800
      Decrease (increase) in accounts
         and notes receivable                             (1,126)         178
      Increase in inventories                               (434)        (697)
      Decrease (increase) in prepaid
         expenses and other                                  415       (2,394)
      Increase (decrease) in trade accounts
         payable and other payables, accrued
         expenses and other liabilities                   (1,619)      19,161
                                                      ----------   ----------
         Net cash provided by operating activities        13,089        7,634

Cash flows provided by (used in) investing activities:
   Capital expenditures                                   (7,250)      (6,369)
   Expenditures charged to reserve for store closings     (1,633)      (1,198)
   Proceeds from the disposition of fixed assets           1,619           21
   Other, net                                                 61          (14)
                                                      ----------   ----------
         Net cash used in investing activities            (7,203)      (7,560)

Cash flows used in financing activities:
   Payment of indebtedness                                (3,812)        (112)
   Other, net                                               (107)         (39)
                                                      ----------   ----------
         Net cash used in financing activities            (3,919)        (151)

Increase (decrease) in unrestricted cash and
   cash equivalents                                        1,967          (77)
Unrestricted cash and cash equivalents at
   beginning of period                                       186          692
                                                      ----------   ----------
Unrestricted cash and cash equivalents at
   end of period                                      $    2,153   $      615
                                                      ==========   ==========
Supplemental information:
    Interest paid, including $3,753 of SFAS 15
     interest classified as payment of indebtedness
     during the period ended October 1, 1996          $    3,771   $      30
                                                      ==========   =========

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



NOTE A:     Summary of Significant Accounting Policies

     Furr's/Bishop's, Incorporated (the "Company"), a Delaware corporation, operates cafeterias and specialty restaurants through its subsidiary Cafeteria Operators, L.P., a Delaware limited partnership (together with its subsidiaries, the "Partnership"). The financial statements presented herein are the unaudited condensed consolidated financial statements of Furr's/Bishop's, Incorporated and its majority owned subsidiaries.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements, and notes thereto, which are included in the Company's Form 10-K for the year ended January 2, 1996. The accompanying consolidated financial statements reflect the accounts of the Company after elimination of all material intercompany and interpartnership accounts and transactions, and in the opinion of management include all adjustments, of a normal recurring nature, necessary for a fair presentation. Certain expenditures benefiting more than one period are charged to operations on a percentage of sales or on a pro rata basis over the 52-53 week fiscal year. Certain amounts have been reclassified in the consolidated statements of operations for the thirty-nine weeks ended October 3, 1995 to conform to the classifications used in the consolidated financial statements for the period ended October 1, 1996.

     The results of operations for the thirty-nine weeks ended October 1, 1996 may not be indicative of the results that may be expected for the fiscal year ending December 31, 1996.


NOTE B:     Earnings Per Common Share

     The weighted average number of shares used in the primary net income per share computation was 48,662,543 for the thirty-nine weeks ended October 1, 1996, and for the fully diluted computation was 51,350,817, including stock warrants as common stock equivalents, in each case following the reverse stock split.

     For the period ended October 3, 1995, net income per share is restated using 48,648,955 shares, which reflects the financial restructuring and the reverse stock split and is the weighted average shares of common stock and common stock equivalents (stock options and warrants, when dilutive) outstanding at January 2, 1996. The earnings per common share in the thirty-nine weeks of 1995 excludes any consideration of the preferred stock dividend requirements, which were not paid and were canceled as a part of the series of financial restructuring transactions.

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

     The Partnership paid $2,746 and $1,007 of interest accrued and due as of September 30, 1996 and March 31, 1996, respectively. Payments of interest on the 12% Notes are due each March 31 and September 30. While payments of interest will be due during the life of the 12% Notes, there will not be any interest expense recorded under SFAS 15, as described below, as all of the interest through maturity has been recorded as a liability.

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

was pledged as collateral on the Option Note. Wells Fargo foreclosed on the Option Note and exercised its option to purchase 2.5% of the Common Stock of the Company by transferring the Remaining Note to the Company as payment. On October 2, 1996, the collateral on the Non-recourse Note was sold and the net proceeds of $1,359 was transferred to Wells Fargo Bank in full satisfaction of such note. The results of this asset sale and debt extinguishment will include an insignificant gain and will be recognized in the fourth fiscal quarter.

NOTE D:     Restructuring

     On January 2, 1996, at the Company's 1995 annual meeting, stockholders approved a reclassification of the Company's outstanding shares of Class A Common Stock, par value $.01 per share ("Old Class A Common Stock"), Class B Common Stock, par value $.01 per share ("Old Class B Common Stock"), and Series A $9.00 Convertible Preferred Stock, par value $.01 per share ("Old Convertible Preferred Stock"), into the right to receive shares of a new class of common stock, par value $.01 per share ("Common Stock"), and five year warrants to purchase Common Stock at a price of $.074 per share ("Warrants"). Stockholders also approved a restructuring of the Company's and certain of its subsidiaries' financial obligations, including, among other things, the exchange of (i) an aggregate of approximately $209,347 of indebtedness, including interest, of the Partnership held by certain creditors for the issuance of approximately 95% of the limited partnership interests of the Partnership, (ii) approximately $8,237 of indebtedness, including interest, of Foods held by Wells Fargo Bank, National Association ("Wells Fargo"), for an option to acquire 2.5% of the Common Stock (the "Wells Fargo Option"), (iii) warrants to purchase 1.7 million shares of the Old Class A Common Stock held by Kmart Corporation ("Kmart") for Warrants to purchase 1% of the Common Stock, (iv) a judgement in the amount of $6,100, including interest, against a subsidiary of the Company owed to the Trustees of General Electric Pension Trust ("GEPT") for a $1,700 principal amount 12% Note and (v) warrants to purchase 1.4 million shares of Old Class B Common Stock held by the Noteholders for the right to put their aggregate 95% limited partnership interests in the Partnership to the Company in exchange for 95% of the Common Stock (the "Put Option") (collectively, the "Restructuring").

     The Restructuring has been accounted for in accordance with Statement of Financial Accounting Standards No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings" ("SFAS 15"), under which the transactions include both a partial settlement and modification of terms. The fair value of the Common Stock and warrants issued in connection with the Restructuring was estimated based upon discounted cash flows anticipated from the reorganized business and was recorded as partial settlement of the indebtedness. The remaining indebtedness was recorded at the sum of all future principal and interest payments and there will be no recognition of interest expense on such indebtedness in future periods. The amounts of indebtedness subject to modification in excess of the amount recorded in accordance with SFAS 15 was recorded as an extraordinary credit, net of all expenses associated with the Restructuring.

     As of the consummation of the Restructuring, the Company owned less than 50% of the limited partnership interests of the Partnership at January 2, 1996, and as a result, the Partnership would not be included in the Company's consolidated financial statements for the period January 2, 1996 through March 28, 1996. However, during the first quarter, the holders of the limited partnership interests exercised their put option and, on March 28, 1996, exchanged their limited partnership interests for Common Stock of the Company. On March 22, 1996, the Company effected a 15-to-1 reverse stock split. As a result of the materiality of this series of financial restructuring transactions, the Partnership is included in the consolidated financial statements through the period ended October 1, 1996.


NOTE E:     Income Tax

     The Company had income from operations in the thirteen and thirty-nine week periods ended October 1, 1996. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes" ("SFAS 109"), the resulting income tax provision has been offset through the reduction of a previously established deferred tax valuation allowance.

     Following is a summary of the income tax provision (benefit) for the thirteen and thirty-nine week periods ended October 1, 1996 and October 3, 1995:

                                     Thirteen Weeks        Thirty-nine Weeks
                                  --------------------   ---------------------
                                  October 1, October 3,  October 1,  October 3,

                                     1996       1995        1996        1995
                                  ---------- ---------   ----------  ---------
Federal
  Current                         $       3  $       -    $      46  $       -
  Deferred                              291     (2,405)         921     (6,763)
  Deferred - Valuation allowance       (294)     2,405         (967)     6,763
State                                     -          -            -          -
                                  ---------  ---------    ---------  ---------
  Total                           $       -  $       -    $       -  $       -
                                  =========  =========    =========  =========

     Following is a reconciliation of the expected tax (benefit) at the statutory tax rate to the effective tax (benefit) for the thirteen and thirty-nine week periods ended October 1, 1996 and October 3, 1995:


                                     Thirteen Weeks        Thirty-nine Weeks
                                  --------------------   ---------------------
                                  October 1, October 3,  October 1,  October 3,
                                     1996       1995        1996        1995
                                  ---------  ---------   ---------   ---------
Expected tax (benefit) at the
   statutory tax rate             $     768  $  (2,406)  $   2,632   $  (6,769)
Income allocable to non
   affiliated partners                    -          -        (671)          -
Interest expense recorded as
   debt reduction per SFAS 15          (480)         -        (998)          -
Other                                     6          1           4           6
Increase (decrease) in deferred
   tax asset valuation allowance  $    (294) $   2,405   $    (967)  $   6,763
                                  ---------  ---------   ---------   ---------
Total                             $       -  $       -   $       -   $       -
                                  =========  =========   =========   =========

     As of October 1, 1996, the Company had consolidated net operating loss carryforwards of approximately $96,000 for income tax reporting purposes that expire from 2000 through 2009. Approximately $3,700 and $8,600 of the operating loss carryforwards for income tax reporting purposes, which are subject to limited use, relate to the subsidiary operations of Cavalcade Holdings, Inc., and its subsidiary, Foods, respectively, for periods prior to their inclusion in the Company-affiliated group. On March 28, 1996, the holders of the limited partnership interests exchanged their limited partnership interests for Common Stock of the Company resulting in a change of ownership for purposes of computing the annual net operating loss limitation. Net operating losses of approximately $45,000 incurred during the period June 25, 1993 to March 28, 1996 will be limited to approximately $4,900 annually. Additionally, as a result of the change of control transaction on June 24, 1993, the utilization of the Company consolidated net operating loss and general business credit carryforwards incurred during the period March 28, 1991 through June 24, 1993 will be limited to approximately $1,200 annually.

     As of October 1, 1996, the Company had general business credit carryforwards of approximately $1,413 which have expiration dates through 2010. Approximately $74 of the general business credit carryforwards relate to Foods, for periods prior to its inclusion in the Company-affiliated group. These credits are subject to limited use.

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

NOTE F:     Special credits, net

     For the thirteen weeks ended October 1, 1996, the Company recognized a special credit of $709 for the proceeds received from the sale of certain trademarks and the termination of a trademark royalty agreement and the modification and extension of a lease related to the Company's former El Paso Bar-B-Que Company restaurants.

     For the thirteen weeks ended July 2, 1996, the Company recognized a special credit of $699 for the insurance proceeds received related to a fire loss incurred in February, 1994.

     On June 7, 1996, the Company, the Partnership and Kevin E. Lewis entered into the Consulting and Indemnity Agreement and General Release (the "Consulting Agreement") pursuant to which, among other things, Mr. Lewis would resign as President and Chief Executive Officer effective September 30, 1996 and will resign his position as Chairman of the Board on December 31, 1996, unless requested by the Board of Directors to continue until December 31, 1997. On September 17, 1996, at the request of the Board of Directors, Mr. Lewis agreed to remain President and Chief Executive Officer beyond September 30, 1996 with no change to the terms of the Consulting Agreement. After his resignation as President and Chief Executive Officer, Mr. Lewis will serve as a consultant to the Company until December 31, 1997. Pursuant to the Consulting Agreement, Mr. Lewis will receive an annual base salary of $350 pro-rated through the end of 1996 and $250 through the end of 1997. Mr. Lewis received $75 upon the execution of the Consulting Agreement, $75 on September 30, 1996 and will receive $100 on December 31, 1997. In addition, Mr. Lewis is entitled to receive $100 if requested to assist in certain negotiations on behalf of the Company and additional compensation based upon the success of such negotiations. Furthermore, the Company agreed to pay, among other things, certain legal expenses of Mr. Lewis incurred in connection with the negotiation of the Consulting Agreement and certain travel and moving related expenses.
The Board of Directors has begun a search for an individual to serve as President and Chief Executive Officer of the Company. The Company recognized $174 of charges related to the Consulting Agreement and the search for a new President and Chief Executive Officer for the thirteen weeks ended October 1, 1996 and $96 for the thirteen weeks ended July 2, 1996.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Thirteen Weeks Ended October 1, 1996

     RESULTS OF OPERATIONS. Sales for the third fiscal quarter of 1996 were $50.0 million, a decrease of $3.9 million from the same quarter of 1995. Operating income for the third quarter of 1996 was $2.3 million compared to $117 thousand in the prior year. Net income for the third quarter of 1996 was $2.2 million compared to a net loss of $6.9 million in the third quarter of 1995. Operating results for the third quarter of 1996 include net special credits aggregating $535 thousand. During the third quarter of 1996, sales were negatively impacted primarily by including fewer units in the operating results.

     SALES. Restaurant sales in comparable units were 1.4% lower in the third quarter of 1996 than the same quarter of 1995, due in part to the impact of the Summer Olympics. Sales for the third fiscal quarter were $3.1 million lower than the prior year due to there being 12 fewer units included in operating results. Sales in the third quarter of 1996 included $816 thousand of Dynamic Foods sales to third parties.

     COST OF SALES. Excluding depreciation, cost of sales was 31.7% of sales for the third quarter of 1996 as compared to 32.0% for the same quarter of 1995. The decrease in the percentage of sales was principally a result of lower product costs.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expense was lower in the aggregate by $3.0 million in the third quarter of 1996 of which $2.3 million was due to there being 12 fewer units included in the operating results. The change in SG&A expense included a decrease of $584 thousand in marketing expense.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was lower by $1.2 million in the third quarter of 1996 due to the reduction of certain depreciable assets in 1995 in accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121") and the reduction in the useful lives of certain depreciable assets in the prior year.

     SPECIAL CREDITS. The operating results include special credits aggregating $535 thousand. Included in the total is a credit of $709 thousand for the net proceeds related to the termination of a trademark royalty agreement and the modification and extension of a lease related to the Company's former El Paso Bar-B-Que Company restaurants and a charge of $174 thousand related to the search for a new Chief Executive Officer and a consulting agreement with Kevin E. Lewis, Chairman of the Board. (See Note F to the Unaudited Condensed Consolidated Financial Statements.)

     INTEREST EXPENSE. Interest expense was lower than the prior year by $7.0 million as a result of the Restructuring. In accordance with Statement of Financial Accounting Standards No. 15 ("SFAS 15"), the restructured debt was recorded at the sum of all future principal and interest payments and there is no recognition of interest expense thereon.


Thirty-nine Weeks Ended October 1, 1996

     RESULTS OF OPERATIONS. Sales for the thirty-nine weeks ended October 1, 1996 were $149.5 million, a decrease of $11.4 million from the same period of 1995. Operating income for the thirty-nine weeks ended October 1, 1996 was $7.7 million compared to $1.2 million in the prior year. Net income for the thirty-nine weeks was $7.5 million compared to a net loss of $19.3 million in the thirty-nine weeks ended October 3, 1995. Operating results for the thirty-nine weeks of 1996 include net special credits aggregating $1.1 million.
During the thirty-nine weeks ended October 1, 1996, sales were negatively impacted primarily by including fewer units in the operating results.

     SALES. Restaurant sales in comparable units were 0.3% lower in the thirty-nine weeks ended October 1, 1996 than the same period of 1995. Sales for the thirty-nine weeks ended October 1, 1996 were $9.8 million lower than the prior year due to there being 13 fewer units included in operating results. Sales in the thirty-nine weeks ended October 1, 1996 included $2.5 million of Dynamic Foods sales to third parties.

     COST OF SALES. Excluding depreciation, cost of sales was 31.3% of sales for the thirty-nine weeks ended October 1, 1996 as compared to 32.2% for the same period of 1995. The decrease in the percentage of sales was principally a result of lower product costs partially offset by changes in the menu mix.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense was lower in the aggregate by $8.3 million in the thirty-nine weeks ended October 1, 1996. SG&A expense was $7.1 million lower than the prior year due to there being 13 fewer units included in operating results. The change in SG&A expense included increases of $388 thousand in salaries and wages and $213 in professional fees and a decrease of $1.9 million in marketing expense.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was lower by $3.5 million in the thirty-nine weeks ended October 1, 1996 due to the reduction of certain depreciable assets in 1995 in accordance with SFAS 121 and the reduction in the useful lives of certain depreciable assets in the prior year.

     SPECIAL CREDITS. The operating results include special credits aggregating $1.1 million. Included in the total are credits of $699 thousand for the insurance proceeds related to a fire loss, $709 thousand for the termination of a trademark royalty agreement and the modification and extension of a lease related to the Company's former El Paso Bar-B-Que Company restaurants and a charge of $270 thousand related to the search for a new Chief Executive Officer and a consulting agreement with Kevin E. Lewis, Chairman of the Board. (See Note F to the Unaudited Condensed Consolidated Financial Statements.)

     INTEREST EXPENSE. Interest expense was lower than the prior year by $20.3 million as a result of the Restructuring. In accordance with SFAS 15, the restructured debt was recorded at the sum of all future principal and interest payments and there is no recognition of interest expense thereon.

                       LIQUIDITY AND CAPITAL RESOURCES OF
                 FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES


     During the thirty-nine weeks ended October 1, 1996, cash provided from operating activities of the Company was $13.1 million compared to $7.6 million in the same period of 1995. The Company made capital expenditures of $7.2 million during the first thirty-nine weeks of 1996 compared to $6.4 million during the same period of 1995. Cash, temporary investments and marketable securities were $2.2 million at October 1, 1996 compared to $986 thousand at October 3, 1995. The cash balance at October 3, 1995 included $800 thousand which was restricted pursuant to collateral requirements in a letter of credit agreement. The current ratio of the Company was 0.38:1 at October 1, 1996 compared to 0.054:1 at October 3, 1995. The Company's total assets at October 1, 1996 aggregated $78.9 million compared to $94.2 million at October 3, 1995.

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

     Total scheduled maturities of long-term debt of the Company and its subsidiaries over the next five fiscal years are: $0 in 1996, $5.5 million in 1997, $5.5 million in 1998, $5.5 million in 1999 and $5.5 million in 2000.

     The Partnership has outstanding $74.6 million of 12% Notes due December 31, 2000, which includes $28.9 million of interest to maturity. Under the terms of the Indenture covering the 12% Notes, a semi-annual cash interest payment of approximately $2.7 million is due on each March 31 and September 30. The obligations of the Partnership under the 12% Notes are secured by a security interest in and a lien on substantially all of the personal property of the Partnership and mortgages on all fee (but not leasehold) real properties of the Partnership (to the extent such properties are mortgageable).

     Additionally, Cavalcade Foods has outstanding the Non-recourse Note in the principal amount of $2.0 million. The Non-recourse Note is secured by certain real estate in Lubbock, Texas. On October 2, 1996, the real estate was sold and the net proceeds of approximately $1.4 million were transferred to Wells Fargo Bank in full satisfaction of such note. The results of this asset sale and debt extinguishment will include a small gain and will be recognized in the fourth fiscal quarter.

     The Company intends to pursue a program of remodeling existing cafeterias, opening new restaurants, and possibly acquiring existing restaurants or food service companies. The Company anticipates expending approximately $9 million in fiscal 1996 to remodel existing cafeterias, open a new restaurant and to make other capital expenditures. No assurance can be given that the Company will generate sufficient funds from operations or obtain alternative financing sources to enable it to make the anticipated capital expenditures.

     The Company, from time to time, considers whether disposition of certain of its assets, including its food processing and distribution operations, real estate owned in fee simple and leasehold interests, or potential acquisitions of assets would be beneficial or appropriate for the long-term goals of the Company and in order to increase stockholder value.

     On November 15, 1993, the Company entered into the Amendment to Master Sublease Agreement, dated as of December 1, 1986, with Kmart pursuant to which, among other things, the aggregate monthly rent for the period August 1, 1993 through and including December 31, 1996 was reduced by 25%, or approximately $1.6 million annually, and the aggregate monthly rent for the period January 1, 1997 through and including December 31, 1999 was reduced by 20%, or approximately $1.2 million annually; provided that, during such period, among other things, Kevin E. Lewis remains as Chairman of the Board of the Company. On June 7, 1996, the Company and the Partnership entered into an agreement with Mr. Lewis pursuant to which Mr. Lewis will resign as Chairman of the Board on December 31, 1996, unless requested by the Board of Directors to continue until December 31, 1997. (See Note F to the Unaudited Condensed Consolidated Financial Statements.) As a consequence of this action, the Company anticipates entering into negotiations with Kmart to modify the amendment to remove the provisions requiring Mr. Lewis to remain as Chairman of the Board until the end of 1999. No assurance can be given that Kmart will agree to such modification.

     The Partnership, the sponsor of the Cavalcade Pension Plan, has agreed to provide for funding at least two-thirds of the $4.6 million unfunded current liability which existed at the end of fiscal 1992 by the end of 1998. If the agreed upon funding is not satisfied by the minimum required annual contributions, as adjusted for the deficit reduction contribution and determined under Section 412 of the Internal Revenue Code, the Partnership will make contributions in excess of the minimum annual requirement.

                                     PART II

                                OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K


        (a)   Exhibits

              3.2 By-laws of Furr's/Bishop's, Incorporated (as amended September 17, 1996).

              11    Unaudited Computation of Net Income (Loss) Per Common Share


        (b)   Reports on Form 8-K

              A report on Form 8-K was filed on September 24, 1996 with respect to the change in the public accountants of the Company.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




     FURR'S/BISHOP'S, INCORPORATED            FURR'S/BISHOP'S, INCORPORATED



BY:   /s/ Kevin E. Lewis                       /s/ Alton R. Smith
     -----------------------------            -----------------------------
     Kevin E. Lewis                           Alton R. Smith
     Chairman, President                      Principal Accounting Officer
     and Chief Executive Officer




Date:   November 13, 1996

                  FURR'S/BISHOP'S INCORPORATED AND SUBSIDIARIES

           UNAUDITED COMPUTATION OF NET INCOME (LOSS) PER COMMON SHARE

           (Dollars and shares in thousands, except per share amounts)


                                 Thirteen weeks ended  Thirty-nine weeks ended
                                 --------------------  -----------------------
                                 October 1, October 3,  October 1, October 3,
                                    1996       1995        1996       1995
                                 ---------  ---------   ---------  ---------


Net Income (Loss)                $   2,194  $  (6,944)  $   7,520  $ (19,341)
                                 =========  =========   =========  =========
Primary:
    Weighted average number of
    common shares outstanding       48,670     48,649      48,663     48,649
                                 =========  =========   =========  =========
    Primary net income (loss)
    per share of common stock    $    0.04  $   (0.14)  $    0.15  $   (0.25)
                                 =========  =========   =========  =========
Fully Diluted:
    Weighted average number of
    common shares outstanding       48,670     48,649      48,663     48,649
    Common shares issued upon
    exercise of outstanding
    warrants                         2,681      2,702       2,688      2,702
                                 ---------  ---------   ---------  ---------
    Fully diluted weighted
    average common shares
    outstanding                     51,351     51,351      51,351     51,351
                                 =========  =========   =========  =========

    Fully diluted net income
    (loss) per share of
    common stock                 $    0.04  $     N/A   $    0.15  $     N/A

                                                                  EXHIBIT 3.2


                                     BY-LAWS

                                       OF

                          Furr's/Bishop's, Incorporated

                     (hereinafter called the "Corporation")



                                    ARTICLE I

                                     OFFICES

     Section 1. REGISTERED OFFICE. The registered office of the Corporation shall be in the City of Wilmington, County of New Castle, State of Delaware.

     Section 2. OTHER OFFICES. The Corporation may also have offices at such other places both within and without the State of Delaware as the Board of Directors may from time to time determine.


                                   ARTICLE II
                            MEETINGS OF STOCKHOLDERS

     Section 1. PLACE OF MEETINGS. Meetings of the stockholders for the election of directors or for any other purpose shall be held at such time and place, either within or without the State of Delaware as shall be designated from time to time by the Board of Directors and stated in the notice of the meeting or in a duly executed waiver of notice thereof.

     Section 2. ANNUAL MEETINGS. The Annual Meetings of Stockholders shall be held on such date and at such time as shall be designated from time to time by the Board of Directors and stated in the notice of the meeting, at which meetings the stockholders shall elect by a plurality vote a Board of Directors, and transact such other business as may properly be brought before the meeting. Written notice of the Annual Meeting stating the place, date and hour of the meeting shall be given to each stockholder entitled to vote at such meeting not less than ten nor more than sixty days before the date of the meeting.

     Section 3. SPECIAL MEETINGS. Unless otherwise prescribed by law or by the Certificate of Incorporation, Special Meetings of Stockholders, for any purpose or purposes, may be called by either (i) the Chairman, if there be one, or (ii) the President, (iii) any Vice President, if there be one, (iv) the Secretary or (v) any Assistant Secretary, if there be one, and shall be called by any such officer at the request in writing of a majority of the Board of Directors or at the request in writing of stockholders owning a majority of the capital stock of the Corporation issued and outstanding and entitled to vote. Such request shall state the purpose or purposes of the proposed meeting.

Written notice of a Special Meeting stating the place, date and hour of the meeting and the purpose or purposes for which the meeting is called shall be given not less than ten nor more than sixty days before the date of the meeting to each stockholder entitled to vote at such meeting.

     Section 4. QUORUM. Except as otherwise provided by law or by the Certificate of Incorporation, the holders of a majority of the capital stock issued and outstanding and entitled to vote thereat, present in person or represented by proxy, shall constitute a quorum at all meetings of the stockholders for the transaction of business. If, however, such quorum shall not be present or represented at any meeting of the stockholders, the stockholders entitled to vote thereat, present in person or represented by proxy, shall have power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present or represented. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally noticed. If the adjournment is for more than thirty days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder entitled to vote at the meeting.

     Section 5. VOTING. Unless otherwise required by law, the Certificate of Incorporation or these By-Laws, any question brought before any meeting of stockholders shall be decided by the vote of the holders of a majority of the stock represented and entitled to vote thereat. Each stockholder represented at a meeting of stockholders shall be entitled to cast one vote for each share of the capital stock entitled to vote thereat held by such stockholder. Such votes may be cast in person or by proxy but no proxy shall be voted on or after three years from its date, unless such proxy provides for a longer period. The Board of Directors, in its discretion, or the officer of the Corporation presiding at a meeting of stockholders, in his discretion, may require that any votes cast at such meeting shall be cast by written ballot.

     Section 6. CONSENT OF STOCKHOLDERS IN LIEU OF MEETING. Unless otherwise provided in the Certificate of Incorporation, any action required or permitted to be taken at any Annual or Special Meeting of Stockholders of the Corporation, may be taken without a meeting, without prior notice and without a vote, if a consent in writing, setting forth the action so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted. Prompt notice of the taking of the corporate action without a meeting by less than unanimous written consent shall be given to those stockholders who have not consented in writing.

     Section 7. LIST OF STOCKHOLDERS ENTITLED TO VOTE. The officer of the Corporation who has charge of the stock ledger of the Corporation shall prepare and make, at least ten days before every meeting of stockholders, a complete list of the stockholders entitled to vote at the meeting, arranged in alphabetical order, and showing the address of each stockholder and the number of shares registered in the name of each stockholder. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or, if not so specified, at the place where the meeting is to be held. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof, and may be inspected by any stockholder of the Corporation who is present.

     Section 8. STOCK LEDGER. The stock ledger of the Corporation shall be the only evidence as to who are the stockholders entitled to examine the stock ledger, the list required by Section 7 of this Article II or the books of the Corporation, or to vote in person or by proxy at any meeting of stockholders.

                                   ARTICLE III
                                    DIRECTORS

     Section 1. NUMBER AND ELECTION OF DIRECTORS. The Board of Directors shall consist of not less than one nor more than fifteen members, the exact number of which shall initially be fixed by the Incorporator and thereafter from time to time by the Board of Directors. Except as provided in Section 2 of this Article, directors shall be elected by a plurality of the votes cast at Annual Meetings of Stockholders, and each director so elected shall hold office until the next Annual Meeting and until his successor is duly elected and qualified, or until his earlier resignation or removal. Any director may resign at any time upon notice to the Corporation. Directors need not be stockholders.

     Section 2. VACANCIES. Vacancies and newly created directorships resulting from any increase in the authorized number of directors may be filled by a majority of the directors then in office, though less than a quorum, or by a sole remaining director, and the directors so chosen shall hold office until the next annual election and until their successors are duly elected and qualified, or until their earlier resignation or removal.

     Section 3. DUTIES AND POWERS. The business of the Corporation shall be managed by or under the direction of the Board of Directors which may exercise all such powers of the Corporation and do all such lawful acts and things as are not by statute or by the Certificate of Incorporation or by these By-Laws directed or required to be exercised or done by the stockholders.

     Section 4. MEETINGS. The Board of Directors of the Corporation may hold meetings, both regular and special, either within or without the State of

Delaware. Regular meetings of the Board of Directors may be held without notice at such time and at such place as may from time to time be determined by the Board of Directors. Special meetings of the Board of Directors may be called by the Chairman, if there be one, the President, or any directors. Notice thereof stating the place, date and hour of the meeting shall be given to each director either by mail not less than forty-eight (48) hours before the date of the meeting, by telephone or telegram on twenty-four (24) hours' notice, or on such shorter notice as the person or persons calling such meeting may deem necessary or appropriate in the circumstances.

     Section 5. QUORUM. Except as may be otherwise specifically provided by law, the Certificate of Incorporation or these By-Laws, at all meetings of the Board of Directors, a majority of the entire Board of Directors shall constitute a quorum for the transaction of business and the act of a majority of the directors present at any meeting at which there is a quorum shall be the act of the Board of Directors. If a quorum shall not be present at any meeting of the Board of Directors, the directors present thereat may adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present.

     Section 6. ACTIONS OF BOARD. Unless otherwise provided by the Certificate of Incorporation or these By-Laws, any action required or permitted to be taken at any meeting of the Board of Directors or of any committee thereof may be taken without a meeting, if all of the members of the Board of Directors or committee, as the case may be, consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the Board of Directors or committee.

     Section 7. MEETINGS BY MEANS OF CONFERENCE TELEPHONE. Unless otherwise provided by the Certificate of Incorporation or these By-Laws, members of the Board of Directors of the Corporation, or any committee designated by the Board of Directors, may participate in a meeting of the Board of Directors or such committee by means of a conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and participation in a meeting pursuant to this Section 7 shall constitute presence in person at such meeting.

     Section 8. COMMITTEES. The Board of Directors may, by resolution passed by a majority of the entire Board of Directors, designate one or more committees, each committee to consist of one or more of the directors of the Corporation. The Board of Directors may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of any such committee. In the absence or disqualification of a member of a committee, and in the absence of a designation by the Board of Directors of an alternate member to replace the absent or disqualified member, the member or members thereof present at any meeting and not disqualified from voting, whether or not he or they constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in the place of any absent or disqualified member. Any committee, to the extent allowed by law and provided in the resolution establishing such committee, shall have and may exercise all the powers and authority of the Board of Directors in the management of the business and affairs of the Corporation. Each committee shall keep regular minutes and report to the Board of Directors when required.

     Section 9. COMPENSATION. The directors may be paid their expenses, if any, of attendance at each meeting of the Board of Directors and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated salary as director. No such payment shall preclude any director from serving the Corporation in any other capacity and receiving compensation therefor. Members of special or standing committees may be allowed like compensation for attending committee meetings.

     Section 10. INTERESTED DIRECTORS. No contract or transaction between the Corporation and one or more of its directors or officers, or between the Corporation and any other corporation, partnership, association, or other organization in which one or more of its directors or officers are directors or officers, or have a financial interest, shall be void or voidable solely for this reason, or solely because the director or officer is present at or participates in the meeting of the Board of Directors or committee thereof which authorizes the contract or transaction, or solely because his or their votes are counted for such purpose if (i) the material facts as to his or their relationship or interest and as to the contract or transaction are disclosed or are known to the Board of Directors or the committee, and the Board of Directors or committee in good faith authorizes the contract or transaction by the affirmative votes of a majority of the disinterested directors, even though the disinterested directors be less than a quorum; or (ii) the material facts as to his or their relationship or interest and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or (iii) the contract or transaction is fair as to the Corporation as of the time it is authorized, approved or ratified, by the Board of Directors, a committee thereof or the stockholders. Common or interested directors may be counted in determining the presence of a quorum at a meeting of the Board of Directors or of a committee which authorizes the contract or transaction.

                                   ARTICLE IV
                                    OFFICERS

     Section 1. GENERAL. The officers of the Corporation shall be chosen by the Board of Directors and shall be a President, a Secretary and a Treasurer. The Board of Directors, in its discretion, may also choose a Chairman of the Board of Directors (who must be a director) and one or more Vice Presidents,

Assistant Secretaries, Assistant Treasurers and other officers. Any number of offices may be held by the same person, unless otherwise prohibited by law, the Certificate of Incorporation or these By-Laws. The officers of the Corporation need not be stockholders of the Corporation nor, except in the case of the Chairman of the Board of Directors, need such officers be directors of the Corporation.

     Section 2. ELECTION. The Board of Directors at its first meeting held after each Annual Meeting of Stockholders shall elect the officers of the Corporation who shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the Board of Directors; and all officers of the Corporation shall hold office until their successors are chosen and qualified, or until their earlier resignation or removal. Any officer elected by the Board of Directors may be removed at any time by the affirmative vote of a majority of the Board of Directors. Any vacancy occurring in any office of the Corporation shall be filled by the Board of Directors. The salaries of all officers of the Corporation shall be fixed by the Board of Directors.

     Section 3. VOTING SECURITIES OWNED BY THE CORPORATION. Powers of attorney, proxies, waivers of notice of meeting, consents and other instruments relating to securities owned by the Corporation may be executed in the name of and on behalf of the Corporation by the President or any Vice President and any such officer may, in the name of and on behalf of the Corporation, take all such action as any such officer may deem advisable to vote in person or by proxy at any meeting of security holders of any corporation in which the Corporation may own securities and at any such meeting shall possess and may exercise any and all rights and power incident to the ownership of such securities and which, as the owner thereof, the Corporation might have exercised and possessed if present. The Board of Directors may, by resolution, from time to time confer like powers upon any other person or persons.

     Section 4. CHAIRMAN OF THE BOARD OF DIRECTORS. The Chairman of the Board of Directors, if there be one, shall preside at all meetings of the stockholders and of the Board of Directors. The Chairman of the Board of Directors shall also perform such other duties and may exercise such other powers as from time to time may be assigned to him by these By-Laws or by the Board of Directors.

     Section 5. PRESIDENT. The President shall, subject to the control of the Board of Directors, have general supervision of the business of the Corporation and shall see that all orders and resolutions of the Board of Directors are carried into effect. He shall execute all bonds, mortgages, contracts and other instruments of the Corporation requiring a seal, under the seal of the Corporation, except where required or permitted by law to be otherwise signed and executed and except that the other officers of the Corporation may sign and execute documents when so authorized by these By-Laws, the Board of Directors or the President. In the absence or disability of the Chairman of the Board of Directors, or if there be none, the President shall preside at all meetings of the stockholders and the Board of Directors. Unless otherwise designated by the Board of Directors, the President shall be the Chief Executive Officer of the Corporation. The President shall also perform such other duties and may exercise such other powers as from time to time may be assigned to him by these By-Laws or by the Board of Directors.

     Section 6. VICE PRESIDENTS. At the request of the President or in his absence or in the event of his inability or refusal to act, the Vice President or the Vice Presidents if there is more than one (in the order designated by the Board of Directors) shall perform the duties of the President, and when so acting, shall have all the powers of and be subject to all the restrictions upon the President. Each Vice President shall perform such other duties and have such other powers as the Board of Directors from time to time may prescribe. If there be no Vice President, the Board of Directors shall designate the officer of the Corporation who, in the absence of the President or in the event of the inability or refusal of the President to act, shall perform the duties of the President, and when so acting, shall have all the powers of and be subject to all the restrictions upon the President.

     Section 7. SECRETARY. The Secretary shall attend all meetings of the Board of Directors and all meetings of stockholders and record all the proceedings thereat in a book or books to be kept for that purpose; the Secretary shall also perform like duties for the standing committees when required. The Secretary shall give, or cause to be given, notice of all meetings of the stockholders and special meetings of the Board of Directors, and shall perform such other duties as may be prescribed by the Board of Directors or President, under whose supervision he shall be. If the Secretary shall be unable or shall refuse to cause to be given notice of all meetings of the stockholders and special meetings of the Board of Directors, and if there be no Assistant Secretary, then either the Board of Directors or the President may choose another officer to cause such notice to be given. The Secretary shall have custody of the seal of the Corporation and the Secretary or any Assistant Secretary, if there be one, shall have authority to affix the same to any instrument requiring it and when so affixed, it may be attested by the signature of the Secretary or by the signature of any such Assistant Secretary. The Board of Directors may give general authority to any other officer to affix the seal of the Corporation and to attest the affixing by his signature. The Secretary shall see that all books, reports, statements, certificates and other documents and records required by law to be kept or filed are properly kept or filed, as the case may be.

     Section 8. TREASURER. The Treasurer shall have the custody of the corporate funds and securities and shall keep full and accurate accounts of receipts and disbursements in books belonging to the Corporation and shall deposit all moneys and other valuable effects in the name and to the credit of the Corporation in such depositories as may be designated by the Board of Directors. The Treasurer shall disburse the funds of the Corporation as may be ordered by the Board of Directors, taking proper vouchers for such disbursements, and shall render to the President and the Board of Directors, at its regular meetings, or when the Board of Directors so requires, an account of all his transactions as Treasurer and of the financial condition of the Corporation. If required by the Board of Directors, the Treasurer shall give the Corporation a bond in such sum and with such surety or sureties as shall be satisfactory to the Board of Directors for the faithful performance of the duties of his office and for the restoration to the Corporation, in case of his death, resignation, retirement or removal from office, of all books, papers, vouchers, money and other property of whatever kind in his possession or under his control belonging to the Corporation.

     Section 9. ASSISTANT SECRETARIES. Except as may be otherwise provided in these By-Laws, Assistant Secretaries, if there be any, shall perform such duties and have such powers as from time to time may be assigned to them by the Board of Directors, the President, any Vice President, if there be one, or the Secretary, and in the absence of the Secretary or in the event of his disability or refusal to act, shall perform the duties of the Secretary, and when so acting, shall have all the powers of and be subject to all the restrictions upon the Secretary.

     Section 10. ASSISTANT TREASURERS. Assistant Treasurers, if there be any, shall perform such duties and have such powers as from time to time may be assigned to them by the Board of Directors, the President, any Vice President, if there be one, or the Treasurer, and in the absence of the Treasurer or in the event of his disability or refusal to act, shall perform the duties of the Treasurer, and when so acting, shall have all the powers of and be subject to all the restrictions upon the Treasurer. If required by the Board of Directors, an Assistant Treasurer shall give the Corporation a bond in such sum and with such surety or sureties as shall be satisfactory to the Board of Directors for the faithful performance of the duties of his office and for the restoration to the Corporation, in case of his death, resignation, retirement or removal from office, of all books, papers, vouchers, money and other property of whatever kind in his possession or under his control belonging to the Corporation.

     Section 11. OTHER OFFICERS. Such other officers as the Board of Directors may choose shall perform such duties and have such powers as from time to time may be assigned to them by the Board of Directors. The Board of Directors may delegate to any other officer of the Corporation the power to choose such other officers and to prescribe their respective duties and powers.

                                    ARTICLE V
                                      STOCK

     Section 1. FORM OF CERTIFICATES. Every holder of stock in the Corporation shall be entitled to have a certificate signed, in the name of the Corporation (i) by the Chairman of the Board of Directors, the President or a Vice President and (ii) by the Treasurer or an Assistant Treasurer, or the Secretary or an Assistant Secretary of the Corporation, certifying the number of shares owned by him in the Corporation.

     Section 2. SIGNATURES. Where a certificate is countersigned by (i) a transfer agent other than the Corporation or its employee, or (ii) a registrar other than the Corporation or its employee, any other signature on the certificate may be a facsimile. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the Corporation with the same effect as if he were such officer, transfer agent or registrar at the date of issue.

     Section 3. LOST CERTIFICATES. The Board of Directors may direct a new certificate to be issued in place of any certificate theretofore issued by the Corporation alleged to have been lost, stolen or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate of stock to be lost, stolen or destroyed. When authorizing such issue of a new certificate, the Board of Directors may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such lost, stolen or destroyed certificate, or his legal representative, to advertise the same in such manner as the Board of Directors shall require and/or to give the Corporation a bond in such sum as it may direct as indemnity against any claim that may be made against the Corporation with respect to the certificate alleged to have been lost, stolen or destroyed.

     Section 4. TRANSFERS. Stock of the Corporation shall be transferable in the manner prescribed by law and in these By-Laws. Transfers of stock shall be made on the books of the Corporation only by the person named in the certificate or by his attorney lawfully constituted in writing and upon the surrender of the certificate therefor, which shall be canceled before a new certificate shall be issued.

     Section 5. RECORD DATE. In order that the Corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or entitled to express consent to corporate action in writing without a meeting, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock, or for the purpose of any other lawful action, the Board of Directors may fix, in advance, a record date, which shall not be more than sixty days nor less than ten days before the date of such meeting, nor more than sixty days prior to any other action. A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the Board of Directors may fix a new record date for the adjourned meeting.

     Section 6. BENEFICIAL OWNERS. The Corporation shall be entitled to recognize the exclusive right of a person registered on its books as the owner of shares to receive dividends, and to vote as such owner, and to hold liable for calls and assessments a person registered on its books as the owner of shares, and shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by law.

                                   ARTICLE VI
                                     NOTICES

     Section 1. NOTICES. Whenever written notice is required by law, the Certificate of Incorporation or these By-Laws, to be given to any director, member of a committee or stockholder, such notice may be given by mail, addressed to such director, member of a committee or stockholder, at his address as it appears on the records of the Corporation, with postage thereon prepaid, and such notice shall be deemed to be given at the time when the same shall be deposited in the United States mail. Written notice may also be given personally or by telegram, telex or cable.

     Section 2. WAIVERS OF NOTICE. Whenever any notice is required by law, the Certificate of Incorporation or these By-Laws, to be given to any director, member of a committee or stockholder, a waiver thereof in writing, signed, by the person or persons entitled to said notice, whether before or after the time stated therein, shall be deemed equivalent thereto.

                                   ARTICLE VII
                               GENERAL PROVISIONS

     Section 1. DIVIDENDS. Dividends upon the capital stock of the Corporation, subject to the provisions of the Certificate of Incorporation, if any, may be declared by the Board of Directors at any regular or special meeting, and may be paid in cash, in property, or in shares of the capital stock. Before payment of any dividend, there may be set aside out of any funds of the Corporation available for dividends such sum or sums as the Board of Directors from time to time, in its absolute discretion, deems proper as a reserve or reserves to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the Corporation, or for any proper purpose, and the Board of Directors may modify or abolish any such reserve.

     Section 2. DISBURSEMENTS. All checks or demands for money and notes of the Corporation shall be signed by such officer or officers or such other person or persons as the Board of Directors may from time to time designate.

     Section 3. FISCAL YEAR. The fiscal year of the Corporation shall be fixed by resolution of the Board of Directors.



     Section 4. CORPORATE SEAL. The corporate seal shall have inscribed thereon the name of the Corporation, the year of its organization and the words "Corporate Seal, Delaware". The seal may be used by causing it or a facsimile thereof to be impressed or affixed or reproduced or otherwise.

                                  ARTICLE VIII
                                 INDEMNIFICATION

     Section 1. POWER TO INDEMNIFY IN ACTIONS, SUITS OR PROCEEDINGS OTHER THAN THOSE BY OR IN THE RIGHT OF THE CORPORATION. Subject to Section 3 of this
Article VIII, the Corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the Corporation) by reason of the fact that he is or was a director or officer of the Corporation, or is or was a director or officer of the Corporation serving at the request of the Corporation as a director or officer, employee or agent of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of NOLO CONTENDERE or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the Corporation, and, with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful.

     Section 2. POWER TO INDEMNIFY IN ACTIONS, SUITS OR PROCEEDINGS BY OR IN THE RIGHT OF THE CORPORATION. Subject to Section 3 of this Article VIII, the Corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the Corporation to procure a judgment in its favor by reason of the fact that he is or was a director or officer of the Corporation, or is or was a director or officer of the Corporation serving at the request of the

Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise against expenses (including attorneys' fees) actually and reasonably incurred by him in connection with the defense or settlement of such action or suit if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Corporation; except that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable to the Corporation unless and only to the extent that the Court of Chancery or the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which the Court of Chancery or such other court shall deem proper.



Section 3.  AUTHORIZATION OF INDEMNIFICATION.  Any indemnification under this
Article VIII (unless ordered by a court) shall be made by the Corporation only as authorized in the specific case upon a determination that indemnification of the director or officer is proper in the circumstances because he has met the applicable standard of conduct set forth in Section 1 or Section 2 of this
Article VIII, as the case may be. Such determination shall be made (i) by the Board of Directors by a majority vote of a quorum consisting of directors who were not parties to such action, suit or proceeding, or (ii) if such a quorum is not obtainable, or, even if obtainable a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, or (iii) by the stockholders. To the extent, however, that a director or officer of the Corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding described above, or in defense of any claim, issue or matter therein, he may be indemnified against expenses (including attorneys' fees) actually and reasonably incurred by him in connection therewith, without the necessity of authorization in the specific case.

     Section 4.  GOOD FAITH DEFINED.  For purposes of any determination under
Section 3 of this Article VIII, a person shall be deemed to have acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Corporation, or, with respect to any criminal action or proceeding, to have had no reasonable cause to believe his conduct was unlawful, if his action is based on the records or books of account of the Corporation or another enterprise, or on information supplied to him by the officers of the Corporation or another enterprise in the course of their duties, or on the advice of legal counsel for the Corporation or another enterprise or on information or records given or reports made to the Corporation or another enterprise by an independent certified public accountant or by an appraiser or other expert selected with reasonable care by the Corporation or another enterprise. The term "another enterprise" as used in this Section 4 shall mean any other corporation or any partnership, joint venture, trust, employee benefit plan or other enterprise of which such person is or was serving at the request of the Corporation as a director, officer, employee or agent. The provisions of this Section 4 shall not be deemed to be exclusive or to limit in any way the circumstances in which a person may be deemed to have met the applicable standard of conduct set forth in Sections 1 or 2 of this Article VIII, as the case may be.

     Section 5. INDEMNIFICATION BY A COURT. Notwithstanding any contrary determination in the specific case under Section 3 of this Article VIII, and notwithstanding the absence of any determination thereunder, any director or officer may apply to any court of competent jurisdiction in the State of Delaware for indemnification to the extent otherwise permissible under Sections 1 and 2 of this Article VIII. The basis of such indemnification by a court shall be a determination by such court that indemnification of the director or officer is proper in the circumstances because he has met the applicable standards of conduct set forth in Sections 1 or 2 of this Article VIII, as the case may be. Neither a contrary determination in the specific case under
Section 3 of this Article VIII nor the absence of any determination thereunder shall be a defense to such application or create a presumption that the director or officer seeking indemnification has not met any applicable standard of conduct. Notice of any application for indemnification pursuant to this
Section 5 shall be given to the Corporation promptly upon the filing of such application. If successful, in whole or in part, the director or officer seeking indemnification may also be entitled to be paid the expense of prosecuting such application.

     Section 6. EXPENSES PAYABLE IN ADVANCE. Expenses incurred by a director or officer in defending or investigating a threatened or pending action, suit or proceeding shall be paid by the Corporation in advance of the final disposition of such action, suit or proceeding upon receipt of an undertaking by or on behalf of such director or officer to repay such amount if it shall ultimately be determined that he is not entitled to be indemnified by the Corporation as authorized in this Article VIII.

     Section 7. NONEXCLUSIVITY OF INDEMNIFICATION AND ADVANCEMENT OF EXPENSES. The indemnification and advancement of expenses provided by or granted pursuant to this Article VIII shall not be deemed exclusive of any other rights to which those seeking indemnification or advancement of expenses may be entitled under any By-Law, agreement, contract, vote of stockholders or disinterested directors or pursuant to the direction (howsoever embodied) of any court of competent jurisdiction or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office, it being the policy of the Corporation that indemnification of the persons specified in Sections 1 and 2 of this Article VIII may be made to the fullest extent permitted by law. The provisions of this Article VIII shall not be deemed to preclude the indemnification of any person who is not specified in Sections 1 or 2 of this Article VIII but whom the Corporation has the power or obligation to indemnify under the provisions of the General Corporation Law of the State of Delaware, or otherwise.

     Section 8. INSURANCE. The Corporation may purchase and maintain insurance on behalf of any person who is or was a director or officer of the Corporation, or is or was a director or officer of the Corporation serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise against any liability asserted against him and incurred by him in any such capacity, or arising out of his status as such, whether or not the Corporation would have the power or the obligation to indemnify him against such liability under the provisions of this Article VIII.

     Section 9. CERTAIN DEFINITIONS. For purposes of this Article VIII, references to "the Corporation" shall include, in addition to the resulting corporation, any constituent corporation (including any constituent of a constituent) absorbed in a consolidation or merger which, if its separate existence had continued, would have had power and authority to indemnify its directors or officers, so that any person who is or was a director or officer of such constituent corporation, or is or was a director or officer of such constituent corporation serving at the request of such constituent corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, shall stand in the same position under the provisions of this Article VIII with respect to the resulting or surviving corporation as he would have with respect to such constituent corporation if its separate existence had continued. For purposes of this Article VIII, references to "fines" shall include any excise taxes assessed on a person with respect to an employee benefit plan; and references to "serving at the request of the Corporation" shall include any service as a director, officer, employee or agent of the Corporation which imposes duties on, or involves services by, such director or officer with respect to an employee benefit plan, its participants or beneficiaries; and a person who acted in good faith and in a manner he reasonably believed to be in the interest of the participants and beneficiaries of an employee benefit plan shall be deemed to have acted in a manner "not opposed to the best interests of the Corporation" as referred to in this Article VIII.

     Section 10. SURVIVAL OF INDEMNIFICATION AND ADVANCEMENT OF EXPENSES. The indemnification and advancement of expenses provided by, or granted pursuant to, this Article VIII may, unless otherwise provided when authorized or ratified, continue as to a person who has ceased to be a director or officer and shall inure to the benefit of the heirs, executors and administrators of such a person.

     Section 11. LIMITATION ON INDEMNIFICATION. Notwithstanding anything contained in this Article VIII to the contrary, except for proceedings to enforce rights to indemnification (which shall be governed by Section 5 hereof), the Corporation shall not be obligated to indemnify any director or officer in connection with a proceeding (or part thereof) initiated by such person unless such proceeding (or part thereof) was authorized or consented to by the Board of Directors of the Corporation.

     Section 12. INDEMNIFICATION OF EMPLOYEES AND AGENTS. The Corporation may, to the extent authorized from time to time by the Board of Directors, provide rights to indemnification and to the advancement of expenses to employees and agents of the Corporation similar to those conferred in this
Article VIII to directors and officers of the Corporation.

                                   ARTICLE IX
                                   AMENDMENTS

     Section 1. These By-Laws may be altered, amedded or repealed, in whole or in part, or new By-Laws may be adopted by the stockholders or by the Board of Directors, provided, however, that notice of such alteration, amendment, repeal or adoption of new By-Laws be contained in the notice of such meeting of stockholders or Board of Directors as the case may be. All such amendments must be approved by either the holders of a majority of the outstanding capital stock entitled to vote thereon or by a majority of the entire Board of Directors then in office.

     Section 2. ENTIRE BOARD OF DIRECTORS. As used in this Article IX and in these By-Laws generally, the term "entire Board of Directors" means the total number of directors which the Corporation would have if there were no vacancies.