Form 10-K
period 1996-12-31
FURRS BISHOPS INC
filed 1997-03-14
CIK 872548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549
                               FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended December 31, 1996
                                     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                       Commission file number 1-10725
                        Furr's/Bishop's, Incorporated
           (Exact name of Registrant as specified in its charter)

                  DELAWARE                                   75-2350724
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                     Identification No.)

      6901 QUAKER AVE., LUBBOCK, TX                              79413
  (Address of principal executive office)                      (Zip Code)

Registrant's telephone number, including area code           (806) 792-7151

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
     Title of each class                              on which registered

   Common Stock, par value                          New York Stock Exchange
       $.01 per share

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                              Yes  X   No ____
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

     The aggregate market value of the Voting Stock held by non-affiliates of the Registrant, based upon the closing price of the registrant's Common Stock on March 11, 1997 was $73,007,906.

     The number of shares outstanding of each of the registrant's classes of stock as of the latest practicable date are as follows:
                                                          Shares Outstanding
                 Class                                   as of March 11, 1997

Common Stock, par value $.01 per share                          48,671,937

                     DOCUMENTS INCORPORATED BY REFERENCE
                                    NONE

                        FURR'S/BISHOP'S, INCORPORATED
                                  FORM 10-K
                                ANNUAL REPORT


                              TABLE OF CONTENTS
                                                                          Page

                                   PART I

Item 1.   Business...........................................................3
Item 2.   Properties.........................................................8
Item 3.   Legal Proceedings..................................................9
Item 4.   Submission of Matters to a Vote of Security Holders...............10

                                   PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters...........................................................11
Item 6.   Selected Financial Data...........................................11
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................13
Item 8.   Financial Statements and Supplementary Data.......................17
Item 9.   Changes In and Disagreements With Accountants on Accounting and
          Financial Disclosure..............................................19

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant................19
Item 11.  Executive Compensation............................................21
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management........................................................25
Item 13.  Certain Relationships and Related Transactions....................26

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form
          8-K...............................................................27


Signatures..................................................................28

                                   PART I

Item 1.  Business

In 1996, Furr's/Bishop's, Incorporated ("FBI" or the "Company") continued to streamline its operating focus after completing a major restructuring of its financial position in fiscal 1995. On January 2, 1996, the Company received the approval of its lenders and shareholders on a recapitalization resulting in a reduction of the Company's debt and other obligations by over $200 million, a significant reduction in interest expense and an increase in net worth. Approval of the restructuring concluded nearly three years of discussions aimed at providing the Company with greater financial stability and the resources to compete in an increasingly competitive industry.

Recent Events

On January 2, 1996, at the Company's 1995 annual meeting, stockholders approved a reclassification of the Company's outstanding shares of Class A Common Stock, par value $.01 per share ("Old Class A Common Stock"), Class B Common Stock, par value $.01 per share ("Old Class B Common Stock"), and Series A $9.00 Convertible Preferred Stock, par value $.01 per share ("Old Convertible Preferred Stock"), into the right to receive shares of a new class of common stock, par value $.01 per share ("Common Stock"), and five year warrants to purchase Common Stock at a price of $.074 per share ("Warrants"). Stockholders also approved a restructuring of the Company's and certain of its subsidiaries' financial obligations, including, among other things, the exchange of (i) an aggregate of approximately $209.3 million of indebtedness, including interest, under the indenture covering the 11% Senior Secured Notes (the "11% Notes") of Cafeteria Operators, L.P., an indirect wholly owned partnership subsidiary of the Company ("Cafeteria Operators") for the issuance of approximately 95% of the limited partnership interests of Cafeteria Operators, (ii) approximately $8.2 million of indebtedness, including interest, of Cavalcade Foods, Inc., an indirect wholly owned subsidiary of the Company ("Foods"), held by Wells Fargo Bank, National Association ("Wells Fargo"), for an option to acquire 2.5% of the Common Stock (the "Wells Fargo Option"), (iii) warrants to purchase 1.7 million shares of the Old Class A Common Stock held by Kmart Corporation ("Kmart") for Warrants to purchase 1% of the Common Stock, (iv) a judgment in the amount of $6.1 million, including interest, against a subsidiary of the Company owed to the Trustees of General Electric Pension Trust ("GEPT") for a $1.7 million principal amount of 12% Senior Secured Notes of Cafeteria Operators (the "12% Notes") and (v) warrants to purchase 1.4 million shares of Old Class B Common Stock held by the former holders of the 11% Notes (the "11% Noteholders") for the right to put their aggregate 95% limited partnership interests in Cafeteria Operators to the Company in exchange for 95% of the Common Stock (the "Put Option") (collectively, the "Restructuring").

On March 12, 1996, a majority of the Noteholders exercised the Put Option. On March 14, 1996, stockholders approved a 15-to-1 reverse stock split at a special meeting. On March 22, 1996, the reverse stock split became effective upon the filing of an amendment to the Company's Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. As a result of the exercise of the Put Option and the subsequent issuance of stock to the Noteholders on March 28, 1996, the Company indirectly owns 100% of the limited partnership interests of Cafeteria Operators.

General

The Company was organized in 1991 and, through its subsidiaries, is one of the largest operators of family-style cafeteria restaurants in the United States. The Company believes that its cafeterias and buffet, which are operated under the "Furr's" and "Bishop's" names, are well recognized in their regional markets for their value, convenience, food quality and friendly service. The Company's 108 cafeterias and one buffet are located in twelve states in the Southwest, West and Midwest. The Company also operates two specialty restaurants in Lubbock, Texas under the name Zoo-Kini's Soups, Salads and Grill. In addition, the Company operates Dynamic Foods, its food preparation, processing and distribution division in Lubbock, Texas. Dynamic Foods provides in excess of 85% of the food and supply requirements of the Company's cafeteria and buffet restaurants. Dynamic Foods also sells pre-cut produce, bakery items and various prepared foods to the restaurant, food service and retail markets.

Family Dining Division

The Family Dining Division consists of the Company's 108 cafeterias and one pay-at-the-door buffet-style restaurant.

Cafeterias. Cafeterias occupy a long standing niche in the food service industry, providing the customer with a pleasant, moderately-priced alternative to fast-food chains and conventional full-service restaurants. The Company's cafeterias offer a wide variety of meals appealing to a broad range of personal tastes, including chicken, beef, fish and pasta entrees; soup, salad and vegetable choices; non-alcoholic beverages; and freshly baked pies and cakes. The food is prepared for serving by the individual cafeteria. The Company's cafeterias are generally characterized by quick service and modest prices per guest. Guest tickets for the fiscal years ended December 31, 1996 and January 2, 1996 averaged approximately $5.37 and $5.14, respectively. The Company's cafeterias average approximately 10,000 square feet in size and have average seating capacity for approximately 300 guests. Virtually all of the Company's cafeterias feature "All-You-Can-Eat" at a fixed price all day, every day, as well as the traditional "a la carte" pricing alternative.

Management believes that the "Furr's" and "Bishop's" names are widely recognized in their regional markets. Management's emphasis on consistent food quality, variety, cleanliness and service has led to a loyal guest base. The Company's customer base consists principally of people over 45 years of age, shoppers, working people and young families.

The Company considers its cafeteria business to be a relatively mature business, but believes that earnings growth can be achieved through successful implementation of its cost control, remodeling, marketing and growth strategies.

Virtually all cafeterias offer the choice of "All-You-Can-Eat" and "a la carte" pricing options. As a result, customers choose the pricing and dining format which they find most attractive. The Company's goal is to be the value leader in its segment.

Buffet. The Company's buffet-style restaurant features traditional American and ethnic foods at a fixed price that entitles each guest to unlimited servings of all menu items and beverages. Food items are served in a "scatter bar" format at buffet islands centrally located in the restaurant's food service area. The "scatter-bar" buffet format emphasizes customer choice by allowing customers to select at their own pace in self selected portions, thereby improving the restaurant experience for the guest. The buffet unit is approximately 10,000 square feet in size and has seating capacity for approximately 300 guests. Guest tickets for the fiscal year ended December 31, 1996 averaged approximately $5.64.

Zoo-Kini's Soups, Salads and Grill

The Company's two Zoo-Kini's Soups, Salads and Grill restaurants are located in Lubbock, Texas. The concept has appealed to younger age groups than the cafeterias and is particularly well-liked by high school and college students, as well as baby boomers. Zoo-Kini's Soups, Salads and Grill restaurants are known for an extensive Soup, Salad and Potato Bar, as well as a selection of healthy grilled items and specialty foods. Zoo-Kini's Soups, Salads and Grill restaurants offer full table service and serve several varieties of wine and beer. There is no bar area in either restaurant, but an outdoor patio area at one location with seating for 55 serves as a bar during the warmer months.

Zoo-Kini's Soups, Salads and Grill restaurants are known for the signature neon animals in their windows and a large interior mural emphasizing wildlife themes. Zoo-Kini's Soups, Salads and Grill restaurants are currently approximately 4,700 square feet in size and have seating capacity for 135-200 guests. Guest tickets for the fiscal year ended December 31, 1996 averaged approximately $6.07.

Marketing and Advertising

The Company's marketing program utilizes a variety of media to attract customers to the Company's restaurants and to create a targeted image for the Company's restaurants. First, the Company utilizes point of sale advertising within its restaurants, to focus customers on the various food items and promotions being offered at the restaurant. Billboard advertising, newspaper and direct mail programs within the communities in which the Company has a large presence are used to direct customers to the Company's restaurants and to promote specific programs, including the one-price "All-You-Can-Eat" concept. Radio and television advertisements are also used by the Company to enhance its image with respect to food quality and value pricing and to support and introduce new concepts or programs at its restaurants. The Company frequently uses all of its marketing tools together to introduce or promote one concept or program. In addition, store managers and other personnel are encouraged to participate in local public relations and promotional efforts.

Dynamic Foods

The Company operates Dynamic Foods, a food preparation, processing and distribution facility in Lubbock, Texas which supplies in excess of 85% of the food and supply requirements of the Company's family dining restaurants, providing the Company with uniform quality control and the ability to make volume purchases. In addition, management believes that there is significant potential for utilizing the available excess capacity at Dynamic Foods by increasing sales to third parties.

Dynamic Foods prepares and processes approximately 150 separate food items, including over 20 salad and other fresh vegetable offerings under the "Dynamic Foods" and "Furr's Carry Out Kitchen" labels. Currently, approximately 90% of Dynamic Food's manufacturing output is used at the Company's restaurants and the remainder is sold to third parties.

In 1993, Dynamic Foods commenced third party sales of pre-cut produce, meats and seafood, bakery goods and other prepared foods and entrees. In fiscal 1996, third party sales by Dynamic Foods aggregated $2.9 million.

Restaurant Management

The success of each restaurant's operation is largely dependent upon the quality of in-store management and mid-level supervisory management. Experienced and well trained in-store management is important to assure good service, quality food and the cleanliness of each restaurant, to control costs, and to monitor local eating habits and traffic.

Each cafeteria and buffet is operated under the supervision of a general manager, a food and beverage manager and one or two associate managers. Each cafeteria generally employs between 40 and 70 workers of whom approximately 20% are part-time workers. The buffet-style restaurant typically employs fewer persons as the "scatter-bar" concept reduces service staffing requirements.

The general managers of the Company's family dining restaurants report to thirteen regional managers who, in turn, report to the Vice President of Field Operations. The general managers have responsibility for day-to-day operations, including food ordering, labor scheduling, menu planning, customer relations and personnel hiring and supervision. The regional managers visit each restaurant regularly and work with the in-store managers to evaluate and maintain overall operating standards. They also make quality control checks, train personnel in operating procedures and evaluate procedures developed by cafeteria and buffet personnel for possible use in all Company owned family dining units.

The management team for a Zoo-Kini's Soups, Salads & Grill restaurant consists of one general manager and two or three assistant managers. Each specialty restaurant employs a high proportion of part-time hourly employees, most of whom work for an average hourly wage significantly less than employees earn at cafeterias and buffets, due to the larger possible tip income at the restaurants. Working in concert with the general managers, the Company's senior management defines operational and performance objectives for each specialty restaurant.

Service Marks and Trademarks

The Company utilizes and is dependent upon certain registered service marks, including "Furr's Cafeterias", "Bishop Buffets" and "Dynamic Foods", and a stylized "F" trademarked by Furr's. The Company has applied for trademark registration for its Zoo-Kini's Soups, Salads and Grill restaurants. Other trademarks are current and are renewable on dates ranging from December 1997 to February 2008. The Company is not aware of any party who could prevail in a contest of the validity of such service marks and trademarks. In October 1994, the Company licensed the use of its "El Paso Bar-B-Que Company" and related trademarks to M&B Restaurants, L.C. under a License and Development Agreement. This agreement was terminated in September 1996 and the related trademarks were sold.

Seasonality

Customer volume on a Company-wide basis at most established restaurants is generally somewhat lower in the winter months, due primarily to weather conditions in certain of the markets for the Company's restaurants. As a consequence, the first and fourth quarters of the year historically produce lower sales and results of operations. A harsh winter season has a negative effect on the Company's revenues, results of operations and liquidity.

Working Capital Requirements

The Company's restaurants are a cash business. Funds available from cash sales are not needed to finance receivables and are generally not needed immediately to pay for food, supplies and certain other expenses of the restaurants. Therefore, the business and operations of the Company have not historically required proportionately large amounts of working capital, which is generally common among similar restaurant companies. Should Dynamic Foods expand its sales to third parties, the accounts receivables and inventory related to such sales could require it to maintain additional working capital. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Liquidity and Capital Resources."

Competition

The food service business is highly competitive in each of the markets in which the Company's restaurants operate and is often affected by changes in consumer tastes, economic conditions and demographic and local traffic patterns. In each area in which the Company's restaurants operate, there is a large number of other food service outlets including other cafeterias, buffets and fast-food and limited-menu restaurants which compete directly and vigorously with the Company's restaurants in all aspects, including quality and variety of food, price, customer service, location and the quality of the overall dining experience.

Neither the Company nor any of its competitors has a significant share of the total food service market in any area in which the Company competes. The Company believes that its principal competitors are other cafeterias and buffets; moderately-priced, conventional restaurants, fast-food outlets, and eat-at-home alternatives. Many of the Company's competitors, including its primary cafeteria and buffet competitors, have greater financial resources and lower total debt-to-equity ratios than does the Company. The Company competes with other food service outlets for management personnel based on salary, opportunity for advancement and stability of employment. The Company believes it offers existing and prospective management personnel an attractive compensation and benefits package with opportunity for advancement in a stable segment of the food service industry.

The food manufacturing and distribution business is highly competitive and many of Dynamic Foods' competitors are large regional or national food processors and distributors with significantly greater financial resources than the Company. Accordingly, there can be no assurance that Dynamic Foods will be able to generate significantly higher revenue or increase the profitability of the Company.

Capital Expenditure Program

During the fiscal years ended December 31, 1996, January 2, 1996 and January 3, 1995, the Company expended $10.1 million, $8.0 million and $5.7 million, respectively, principally to maintain and remodel existing cafeterias, upgrade its computer and information systems, construct one new unit and improve the facility operated by Dynamic Foods. The Company believes that the aggregate level of capital expenditures over such period has been below that required to expand the Company's cafeteria operations and to remodel existing cafeterias as required by competitive conditions in the restaurant industry. The Company's capital expenditure program is necessary to enable the Company and its subsidiaries to increase their revenue and profitability.

Subject to its ability to generate necessary funds from operations or to obtain funds from other sources, the Company intends to pursue a program of remodeling existing restaurants and opening new restaurants. The Company anticipates expending approximately $5 to $7 million in fiscal year 1997 to open new restaurants, remodel existing cafeterias and make other capital expenditures. No assurance can be given that the Company will generate sufficient funds from operations or obtain alternative financing to enable it to make the desired capital expenditures. The Company's ability to open new restaurants will also depend, among other things, upon its ability to secure appropriate store locations on favorable terms and to identify, hire and train personnel for expansion. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Liquidity and Capital Resources."

Employees

As of March 4, 1997, the Company employed approximately 6,000 persons, of whom approximately 4,700 were employed on a full-time basis. The Company employed approximately 375 persons as managers or assistant managers of its restaurants, thirteen persons as regional managers and approximately 80 persons in executive, administrative or clerical positions in the corporate office. None of the Company's employees are covered by collective bargaining agreements.
The Company believes that its relations with its employees are satisfactory.

The majority of the Company's restaurants pay average wages in excess of the current minimum wage standards. However, the previously approved increase, to be effective in September 1997, and any future increase in the federal minimum wage could have the effect of increasing the Company's labor costs. In recent years, the market for those employees who have traditionally been employed in the restaurant industry has become increasingly competitive due to fewer persons entering this category of wage earner and the increased government regulation of immigrants entering and working in the United States. In response to this decrease in the available labor pool, the Company has increased its average hourly wage and expanded its hiring and training efforts.

Regulation

The Company's restaurants are subject to numerous federal, state and local laws affecting health, sanitation, waste water, fire and safety standards, as well as to state and local licensing regulating the sale of alcoholic beverages.

The Federal Americans With Disabilities Act prohibits discrimination on the basis of disability in public accommodations and employment. Such Act became effective as to public accommodations and employment in 1992. The Company could be required to expend funds to modify its restaurants in order to provide service to, or make reasonable accommodations for the employment of, disabled persons, as it proceeds with remodeling existing restaurants.

The Company believes that it is in substantial compliance with applicable laws and regulations governing its operations.

Item 2.   Properties

Restaurant Locations. The following table sets forth the number of restaurants that the Company operates in certain states as of February 28, 1997.


     State                                    Number Of Restaurants
     -----                                    ---------------------
     Arizona                                            8
     Arkansas                                           2
     California                                         4
     Colorado                                          10
     Illinois                                           2
     Iowa                                               7
     Kansas                                             8
     Missouri                                           3
     Nevada                                             2
     New Mexico                                        15
     Oklahoma                                          10
     Texas                                             40
                                                      ---
                                                      111

Site Selection. The Company generally intends to open new restaurants or reposition existing restaurants in markets in which the Company's restaurants are presently located and in adjacent markets, in order to improve the Company's competitive position and increase operating margins by obtaining economies of scale in merchandising, advertising, distribution, purchasing and supervision. The primary criteria considered by the Company in selecting new locations are a high level of customer traffic, convenience to both lunch and dinner customers in demographic groups that tend to favor the Company's restaurants, and the occupancy cost of the proposed restaurant. The ability of the Company to open new restaurants depends on a number of factors, including its ability to find suitable locations and negotiate acceptable leases, its ability to attract and retain a sufficient number of qualified restaurant managers, and the availability of sufficient financing.

Properties. Fifty-two of the Company's restaurants are leased from third parties, another 34 are subleased under a master sublease agreement, 16 are owned and are situated on land leased from third parties and 9 are owned in fee simple. Most of the leases have initial terms of from 10 to 20 years and contain provisions permitting renewal for one or more specified terms at specified rental rates. Some leases provide for fixed annual rent plus rent based on a percentage of sales. The average restaurant contains approximately 10,000 square feet and seats approximately 300 guests.

Dynamic Foods' food manufacturing and distribution facility contains approximately 175,000 square feet and is situated on approximately 24 acres owned in fee simple by the Company in Lubbock, Texas. In addition, a grocery warehouse of approximately 36,000 square feet, a truck terminal of approximately 7,200 square feet and a sales office of approximately 4,000 square feet are located adjacent to the distribution facility.

The Company's executive offices in Lubbock, Texas consist of approximately 34,000 square feet situated on approximately three acres of land owned in fee simple by the Company. The Company believes that its properties will be adequate to conduct its current operations for the foreseeable future.

The Company leases one property from a third party and seven under a master sublease, owns eight buildings situated on land leased from third parties and owns two buildings on land owned in fee simple, which are not used in the Company's restaurant business and are periodically leased to third parties.

Item 3.   Legal Proceedings

(1) The Internal Revenue Service (the "Service") has examined the federal income tax returns of certain subsidiaries of the Company, including (i) Cavalcade Holdings, Inc. ("Holdings") (for the tax years ended June 30, 1985, 1986, 1987, 1988, 1989 and 1990), (ii) Foods as successor in interest to Bishop Buffets, Inc. (for the tax period ended December 27, 1986), and (iii) Foods as successor in interest to Furr's Cafeterias, Inc. (for the period December 27, 1986).

The Service has accepted a negotiated settlement with Holdings of $153 thousand in tax plus interest from the date such amount was deemed payable, and has initiated the collections process. The Service has asserted federal income tax deficiencies of $2.5 million, plus interest from the date such amounts were deemed payable, with respect to the Foods returns as successor in interest. Petitions have been filed to dispute the claims and the parties are attempting to reach a settlement.

(2) On August 11, 1995, a complaint was filed in the District Court of Travis County, Texas by the former Chairman of the Board of the Company, Michael J. Levenson, both individually and on behalf of his minor son Jonathan Jacob Levenson, James Rich Levenson, Benjamin Aaron Levenson, S.D. Levenson, General Consulting Group, Inc. and Cerros Morado. The complaint named as defendants the Company, Cafeteria Operators, Furr's/Bishop's Cafeterias, L.P., Cavalcade & Co., individual members of the Board of Directors, Houlihan, Lokey, Howard & Zukin, Inc., KL Park Associates, L.P. ("KL Park"), KL Group, Inc. ("KL Group"), Skadden, Arps, Slate, Meagher & Flom, certain of the then current and former 11% Noteholders, Deloitte & Touche LLP, Kmart and certain partners and employees of the foregoing.

The complaint alleged, among other things, that the Company and certain defendants conspired to wrest control of the Company away from the Levensons by fraudulently inducing them to transfer their working control of the Company through a series of transactions in which the Levensons transferred Old Class B Common Stock and stock options in the Company to KL Park and KL Group. Plaintiffs initially sought actual damages of approximately $16.4 million, as well as punitive damages. In a Fifth Amended Petition filed on or about February 3, 1997, plaintiffs sought an unspecified amount of actual damages, alleging only that their actual damages claim is "no more than $400 million." The Company's management believes the allegations are completely without merit and intends to defend the action vigorously.

On October 6, 1995, the Levensons filed a Notice of Non-Suit as to certain of the defendants, including the Company, Cafeteria Operators, Furr's/Bishop's Cafeterias, L.P., Cavalcade & Co. and the individual members of the Board of Directors (other than William E. Prather and Kevin E. Lewis) and amended their complaint. As a result of such Notice of Non-Suit, the named entities and individuals are no longer defendants in the Levenson litigation. In addition, Deloitte & Touche LLP has settled with the plaintiffs and has been voluntarily dismissed from the case.

The Company is required to indemnify certain of the defendants originally named in the Levensons' complaint, including the individual members of the Board of Directors and certain of their affiliated entities pursuant to the Company's

Certificate of Incorporation and otherwise, for any and all damages that may result from such complaint. As part of the Restructuring, the Company also agreed to indemnify certain parties named as defendants in the Levensons' complaint, including the 11% Noteholders, KL Group, KL Park and Kmart, from and against all claims, actions, suits and other legal proceedings, damages, costs, interest, charges, counsel fees and other expenses and penalties which such entity may sustain or incur to any person whatsoever (excluding judgments in the case of KL Group and KL Park) by reason of or arising out of the Levenson litigation. Under no circumstances will the Company be obligated to indemnify any party for any liability resulting from such party's willful misconduct or bad faith.

On June 7, 1996, the Company, Cafeteria Operators and Kevin E. Lewis entered into the Consulting and Indemnity Agreement and General Release pursuant to which the Company and Cafeteria Operators agreed to release any claims it may have against Mr. Lewis and to indemnify and hold harmless Mr. Lewis, to the fullest extent permitted by law, from and against all judgments, costs, interest, charges, counsel fees and other expense relating to or in connection with any claims, actions, suits and other proceedings by reason of or arising out of any action or inaction by Mr. Lewis in his capacity as an officer, director, employee or agent of Cafeteria Operators and its affiliates, including the Company, except to the extent that such claim or indemnification arises directly from any claim or cause of action that Cafeteria Operators or its affiliates may have that relates to or arises from Mr. Lewis' knowingly fraudulent, dishonest or willful misconduct, or receipt of any personal profit or advantage that he is not legally entitled to receive.

The amount of legal fees and other expenses paid in respect to the Levenson litigation decreases the amount of cash available to the Company to pay its outstanding indebtedness and other obligations. An adverse judgment against the Company or any of the other defendants which the Company is required to indemnify, a settlement by any defendant which the Company is required to indemnify or the continued payment of substantial legal fees and other expenses could have a material adverse effect on the Company.

Item 4.   Submission of Matters to a Vote of Security Holders

The 1996 Annual Meeting of Stockholders was held on November 21, 1996. At the meeting, stockholders voted on the election of six directors to serve one- year terms and the ratification of the Company's execution and delivery of Indemnification Agreements between the Company and each of its directors. All proposals considered at the meeting were approved by the requisite vote of stockholders.

The following is a summary of the tabulation of the vote for each proposal considered:

Ratification of the Company's execution and delivery of Indemnification
Agreements:

              For          Against        Abstain       Withheld
          ----------       -------        -------       ---------
          45,366,450       847,823        35,707        2,367,733

     Election of six directors to one-year terms:

                                    For                 Withheld
                                 ----------            ---------
          Suzanne Hopgood        45,629,015              620,965
          Kevin E. Lewis         40,742,826            5,507,154
          Gilbert C. Osnos       45,643,978              606,002
          Kenneth F. Reimer      45,628,819              621,161
          Sanjay Varma           45,644,220              605,760
          E.W. Williams, Jr.     46,226,310               23,670

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

Common Stock

The Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol "CHI". On March 14, 1996, stockholders approved a 15-to-1 reverse stock split of the Common Stock which became effective on March 22, 1996. As of March 6, 1997, there were 48,671,937 shares of Common Stock outstanding and approximately 2,000 record holders. As of March 11, 1997, no cash dividends had been declared on the Common Stock.

The Company's capital stock previously consisted of Old Class A Common Stock, Old Class B Common Stock, and Old Convertible Preferred Stock. As part of the Restructuring, each share of Old Class A Common Stock, Old Class B Common Stock and Old Convertible Preferred Stock was converted into, among other things, the right to receive one, .95 and 1.15 shares of Common Stock, respectively. The Old Class A Common Stock and the Old Convertible Preferred Stock were listed for trading on the NYSE under the symbols "CHI" and "CHIpr", respectively.

The following table provides the high and low closing prices, after giving effect to the Restructuring and the reverse stock split for the Old Class A Common Stock prior to January 2, 1996 and the Common Stock subsequent to such date, for each quarter of the last two fiscal years:

                              1996                 1995
                          High    Low           High    Low
     First Quarter       $4.69   $1.50        $11.25  $3.75
     Second Quarter       1.88    1.12          7.50   4.22
     Third Quarter        1.50    0.81          7.03   3.75
     Fourth Quarter       1.38    0.88          6.09   2.11


At March 11, 1997, the Company had outstanding an aggregate of 40,183,042 warrants to purchase shares of Common Stock. Following the reverse stock split that became effective on March 22, 1996, and subject to the adjustments thereby, such warrants were adjusted and thereafter evidence the right to purchase one-fifteenth of one share of Common Stock at an exercise price of $1.11 per share, for an aggregate of 2,678,869 shares. Such warrants are exercisable at any time and expire on January 2, 2001.

Item 6.   Selected Financial Data  (in thousands, except per share/unit data)

See Chart on Next Page
                                     12


                                             Years Ended
                      ---------------------------------------------------------
                       Dec 31,     Jan 2,     Jan 3,     Dec 28,    Jan 2,
                        1996        1996      1995        1993        1993
                      ---------------------------------------------------------
Net Sales             $ 197,427  $ 210,093  $ 225,186   $ 253,700  $ 268,057
Income (loss) Before
 Extraordinary Item       8,363    (38,863)   (21,342)   (166,140)(1) (2,359)
Primary Income (loss)
 Per Common Share (2):
  Before Extraordinary
   Item                    0.17      (0.80)     (0.44)      (3.42)     (0.05)
  Extraordinary Item        -         3.50        -           -          -

Total Assets             75,259     78,038     95,917     105,052    253,376

Long Term Obligations
  and Redeemable Pre-
  ferred Stock (4)       82,905     90,590     215,595    220,575    212,063

Mandatorily Redeemable
  Common Stock             -          -          8,000      8,000      8,000

(1) Includes a write-off of goodwill of approximately $135,479 in the fourth quarter of the fiscal year ended December 28, 1993.
(2) All years based on Common Stock outstanding after giving effect to the reverse stock split.
(3) Includes a net extraordinary gain of $170,239 from financial restructuring transactions in the fourth quarter of the fiscal year ended January 2, 1996.
(4) Includes $28,867 and $33,413 of interest accrued to maturity on long-term debt in fiscal year ended December 31, 1996 and January 2, 1996, respectively and $202,453 of long-term debt that was classified as current in the fiscal years ended January 3, 1995 and December 28, 1993.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's fiscal year is a 52-53 week year. The 1996 and 1995 fiscal years included 52 weeks and fiscal 1994 included 53 weeks.

   The following table sets forth certain statement of operations data and restaurant data for the fiscal years indicated (dollars in thousands, except sales per unit):

                                        1996          1995          1994
Statement of operations data:
  Sales                               $197,427      $210,093      $225,186
  Costs and expenses:
    Cost of sales (excluding
    depreciation)                       61,671        67,763        70,188
      As a percent of revenues           31.24%        32.25%        31.17%
    Selling, general and
      administrative                   118,120       127,329       137,910
      As a percent of revenues           59.83%        60.61%        61.24%
    Depreciation and amortization       10,168        14,002        11,320
    Special charges (credits)           (1,138)       12,273         2,214
    Total costs and expenses           188,821       221,367       221,632
  Operating income (loss)                8,606       (11,274)        3,554
  Interest expense                         243        27,589        24,896
  Income (loss) before
    extraordinary credit              $  8,363      $(38,863)     $(21,342)

Restaurant Units in Operation:
  Beginning of year                        115           129           142
  Opened                                 -               -               1
  Closed                                    (5)          (14)          (14)

  End of Year (1)                          110           115           129

Restaurant units reserved to be
  closed at the end of year                  0             2             4

Year over Year Comparable Store
  sales change (for units open
  at year end and which operated
  the full year)                          0.04%         (2.2%)        (7.1%)

Average weekly sales per restaurant
  unit (for units open at year end
  and which operated the full year)   $ 33,449      $ 32,916      $ 32,533


   On January 2, 1996, stockholders approved a series of financial restructuring transactions resulting in the recognition of a $170,239 extraordinary credit in the fiscal year ended January 2, 1996.

(1) On February 12, 1997, the Company opened a new cafeteria unit in Big Spring, Texas that had been under construction since 1996.

FIFTY-TWO WEEKS ENDED DECEMBER 31, 1996:

Results of operations. Sales for the fifty-two week fiscal year ended December 31, 1996 were $197.4 million, a decrease of $12.7 million from the fiscal year ended January 2, 1996. The operating income for the 1996 fiscal year was $8.6 million compared to a loss of $11.3 million in fiscal year 1995. The operating results of fiscal 1996 included net special credits of $1.1 million compared to special charges of $12.3 million in the prior year. Net income for fiscal 1996 was $8.4 million, compared to a net loss before extraordinary items of $38.9 million for fiscal 1995.

Sales. Restaurant sales in comparable units were 0.04% higher in fiscal 1996 than 1995. For the units that were open for the entire year, average weekly sales were $33,449 in fiscal 1996. Sales in 1996 were lower than the prior year by $10.9 million as a result of sixteen fewer units being included in the results of operations in the current year. Revenues in fiscal year 1996 included $2.9 million of Dynamic Foods sales to third parties and $1.9 million from the two Zoo-Kini's Soups, Salads and Grill restaurants.

Cost of sales. Excluding depreciation, cost of sales was 31.2% of sales for fiscal year 1996 compared to 32.3% for fiscal year 1995. The decrease in the percentage of sales was principally the result of lower product costs that were partially offset by changes in the menu mix.

Selling, general and administrative. Selling, General and Administrative expense was lower in the aggregate by $9.2 million in fiscal year 1996. Of the decrease, $7.6 million was due to operating results including sixteen fewer units. SG&A expense includes decreases of $1.9 million in marketing expense, including discounts, $339 thousand in repair and maintenance, $283 thousand in utility expenses and $234 thousand in supplies expenses. SG&A expense includes an increase of $601 thousand in professional service expenses.

Special credits and charges. The operating results for fiscal 1996 include net special credits aggregating $1.1 million. Included in the total are credits of $699 thousand for the insurance proceeds related to a fire loss, $709 thousand for the termination of a trademark royalty agreement and the modification and extension of a lease related to the Company's former El Paso Bar-B-Que Company restaurants and a charge of $270 thousand related to the search for a new Chief Executive Officer and a consulting agreement with Kevin E. Lewis, Chairman of the Board. The loss from operations for the fiscal year ended January 2, 1996 includes special charges of $12.3 million, which includes charges to reserves of $4.5 million related to the closing of fourteen units, including two units to be closed in future periods, and adjustments to the units previously reserved. Also included is $7.8 million to recognize the write-down of certain assets to estimated fair values in accordance with the adoption of SFAS 121.

Depreciation and amortization. Depreciation and amortization expense was $3.8 million lower than the prior year, due to the reduction of certain depreciable assets in 1995 in accordance with SFAS 121 partially offset by the reduction in the useful lives of certain depreciable assets in the prior year.

Interest expense. Interest expense was lower than the prior year by $27.3 million as a result of the Restructuring. In accordance with SFAS 15, the restructured debt was recorded at the sum of all future principal and interest payments and there is no recognition of interest expense thereon.

Extraordinary credit. The results of fiscal year 1995 include an extraordinary credit of $170.2 million relating to the reduction of debt in a series of financial restructuring transactions.

FIFTY-TWO WEEKS ENDED JANUARY 2, 1996:

Results of operations. Sales for the fifty-two week fiscal year ended January 2, 1996 were $210.1 million, a decrease of $15.1 million from the fifty-three week fiscal year ended January 3, 1995. The operating loss for the fiscal year ended 1995 was $11.3 million compared to operating income of $3.6 million in fiscal year 1994. The operating results of fiscal 1995 included special charges of $12.3 million compared to $2.2 million in the prior year. Net loss before extraordinary items for fiscal 1995 was $38.9 million, compared to $21.3 million for fiscal 1994.

Sales. Restaurant sales in comparable units were 2.2% lower in fiscal 1995 than 1994. For the units that were open for the entire year, average weekly sales were $32,916 in fiscal 1995. Sales in 1995 were lower than the prior year by $6.8 million as a result of sixteen fewer units being included in the results of operations in the current year and were lower by $2.7 million as a result of three fewer specialty restaurants being included in the results of operations in the current year. Sales were lower in fiscal 1995 by approximately $3.7 million due to there being one less week than the prior fiscal year. Sales in fiscal year 1995 included $4.6 million of Dynamic Foods sales to third parties and $1.9 million from the two Zoo-Kini's Soups, Salads and Grill restaurants.

Cost of sales. Excluding depreciation, cost of sales was 32.3% of sales for fiscal year 1995 compared to 31.2% for fiscal year 1994. The increase in the percentage of sales was the result of continued changes in the menu mix designed to improve food quality and variety and to create a better value for the guest.

Selling, general and administrative. SG&A expense was lower in the aggregate by $10.6 million in fiscal year 1995. Of the decrease, $6.3 million was due to operating results including sixteen fewer units and $2.0 million was due to operating three fewer specialty restaurants. SG&A expense includes decreases of $2.8 million in salaries, wages and related benefits, $3.5 million in marketing expense, including discounts, $902 thousand in taxes, and $442 thousand in travel and related expenses. SG&A expense includes increases of $878 thousand in professional service expenses and $417 thousand in repair and maintenance expenses.

Special charges. The loss from operations for the fiscal year ended January 2, 1996 includes special charges of $12.3 million, which includes charges to reserves of $4.5 million related to the closing of fourteen units, including two units to be closed in future periods, and adjustments to the units previously reserved. Also included is $7.8 million to recognize the write-down of certain assets to estimated fair values in accordance with the adoption of SFAS 121. The loss from operations for the fiscal year ended January 3, 1995 includes special charges of $2.7 million resulting primarily from the closing of one buffet restaurant and one specialty restaurant and a credit of $442 thousand related to the settlement of a lawsuit.

Depreciation and amortization. Depreciation and amortization expense was $2.7 million higher than the prior year, due primarily to the reduction in the estimated useful lives of certain depreciable assets.

Interest expense. Interest expense was $2.7 million higher than the prior year as a result of the deferral of the interest payments that were due on dates from December 31, 1993, through and including December 31, 1995 and the related interest thereon, as well as the interest on the GEPT judgment.

Extraordinary credit. The results of fiscal year 1995 include an extraordinary credit of $170.2 million relating to the reduction of debt in a series of financial restructuring transactions.

New Accounting Pronouncements

In October 1995, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which requires companies to adopt a method of accounting for valuing compensation attributable to stock options. SFAS 123 was effective for fiscal years beginning after December 15, 1995. As allowed under the provisions of SFAS 123, the Company has elected to continue accounting for such compensation as provided by Accounting Principles Board Opinion No. 25.

Effective January 2, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") and recorded a special charge of $7.8 million to recognize the write-down of certain assets in property, plant and equipment to estimated fair value, based on expected future cash flows. SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

In June 1996, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"), which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. SFAS 125 has been amended by Statement of Financial Accounting Standards No. 127 which amends the effective date of certain provisions for these transactions occurring after December 31, 1997. Management of the Company believes that the impact from adopting the provisions of SFAS 125 in fiscal 1998 will not be material.

In February 1997, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which provides accounting and reporting standards for calculating earnings per share after December 15, 1997. Management of the Company believes that the impact from adopting the provisions of SFAS 128 in fiscal year 1998 will not be material.

LIQUIDITY AND CAPITAL RESOURCES:

During fiscal 1996, cash provided from operating activities of the Company was $17.6 million compared to $9.5 million in 1995. Cash used for the payment of interest was approximately $3.8 million in 1996 compared to $48 thousand during 1995. The Company made capital expenditures of $10.1 million during 1996 compared to $8.0 million during 1995. Cash, temporary investments and marketable securities were $3.7 million at December 31, 1996 compared to $986 thousand at January 2, 1996. The cash balance at January 2, 1996 included $800 thousand which was restricted pursuant to collateral requirements in a letter of credit agreement. The current ratio of the Company was .41:1 at December 31, 1996 compared to .30:1 at January 2, 1996. The Company's total assets at

December 31, 1996 aggregated $75.3 million compared to $78.0 million at January 2, 1996.

The Company's restaurants are a cash business. Funds available from cash sales are not needed to finance receivables and are not generally needed immediately to pay for food, supplies and certain other expenses of the restaurants. Therefore, the business and operations of the Company have not historically required proportionately large amounts of working capital, which is generally common among similar restaurant companies. Should Dynamic Foods expand its sales to third parties, the accounts receivable and inventory related to such sales could require the Company to maintain additional working capital.

Cafeteria Operators has outstanding $74.6 million of 12% Notes due December 31, 2001, including $28.9 million of accrued interest. Under the terms of the 12% Notes, a semi-annual cash interest payment of approximately $2.7 million is due on each March 31 and September 30. The obligations of Cafeteria Operators under the 12% Notes are secured by a security interest in and a lien on all of the personal property of Cafeteria Operators and mortgages on all fee and leasehold properties of Cafeteria Operators (to the extent such properties are mortgageable).

The Company intends to pursue a program of remodeling existing cafeterias and opening new restaurants. The Company anticipates expending approximately $5 to $7 million in fiscal year 1997 to remodel existing cafeterias and open new restaurants and to make other capital expenditures. No assurance can be given that the Company will generate sufficient funds from operations or obtain alternative financing sources to enable it to make the anticipated capital expenditures.

The Company, from time to time, considers whether disposition of certain of its assets, including its food processing and distribution operations, real estate owned in fee simple and leasehold interests, or potential acquisitions of assets would be beneficial or appropriate for the long-term goals of the Company and in order to increase shareholder value.

Cafeteria Operators, the sponsor of the Cavalcade Pension Plan, has agreed to provide for funding at least two-thirds of the $4.6 million of the unfunded current liability which existed at the end of fiscal 1992 by the end of 1998. If the agreed upon funding is not satisfied by the minimum required annual contributions, as adjusted for the deficit reduction contribution and determined under Section 412 of the Internal Revenue Code, the Company will make contributions in excess of the minimum annual requirement.

On November 15, 1993, the Company entered into the Amendment to Master Sublease Agreement, dated as of December 1, 1986, with Kmart pursuant to which, among other things, the aggregate monthly rent for the period September 1, 1993 through and including December 31, 1996 was reduced by 25%, or approximately $1.6 million annually, and the aggregate monthly rent for the period January 1, 1997 through and including December 31, 1999 was reduced by 20%, or approximately $1.2 million annually; provided that, during such period, among other things, Kevin E. Lewis remains as Chairman of the Board of the Company. On June 7, 1996, the Company and Cafeteria Operators entered into an agreement with Mr. Lewis pursuant to which Mr. Lewis would resign as Chairman of the Board on December 31, 1996, unless requested by the Board of Directors to continue until December 31, 1997. In December 1996, Mr. Lewis was requested to continue as Chairman of the Board into 1997. As a consequence of this action, the Company anticipates entering into negotiations with Kmart to modify the amendment to remove the provisions requiring Mr. Lewis to remain as Chairman of the Board until the end of 1999. No assurance can be given that Kmart will agree to such modification.

Item 8.   Financial Statements and Supplementary Data

The Company's fiscal year is a 52-53 week year. The 1996 and 1995 fiscal years include 52 weeks and fiscal 1994 includes 53 weeks.

Index to Consolidated Financial Statements and Financial Schedule

                                                                   Page
                                                                    No.

   Independent Auditors' Reports                                    F-1

   Consolidated Balance Sheets--
     December 31, 1996 and January 2, 1996                          F-3

   Consolidated Statements of Operations --
     Years ended December 31, 1996, January 2, 1996
     and January 3, 1995                                            F-5

   Consolidated Statements of Stockholders' Deficit --
     Years ended December 31, 1996, January 2, 1996
     and January 3, 1995                                            F-6

   Consolidated Statements of Cash Flows --
     Years ended December 31, 1996, January 2, 1996
     and January 3, 1995                                            F-7

   Notes to Consolidated Financial Statements --
     Years ended December 31, 1996, January 2, 1996
     and January 3, 1995                                            F-9

   Financial Statement Schedule --
     The Financial Statement Schedule filed as a part of this
     report is listed in "Index to Financial Statement Schedules"
     at Item 14                                                     S-1

                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Comprising Item 8 of the Annual Report
                             on Form 10-K to the

                     SECURITIES AND EXCHANGE COMMISSION

                        FURR'S/BISHOP'S, INCORPORATED
                   Fiscal Years Ended December 31, 1996,
                              January 2, 1996
                            and January 3, 1995

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Furr's/Bishop's, Incorporated
Lubbock, Texas

We have audited the accompanying consolidated balance sheet of Furr's/Bishop's, Incorporated and subsidiaries (the Company) as of December 31, 1996, and the related consolidated statements of operations, stockholders' deficit and cash flows for the 52-week year then ended. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the December 31, 1996 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Furr's/Bishop's, Incorporated and subsidiaries as of December 31, 1996 and the results of their operations and their cash flows for the 52-week year then ended, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Notes 1 and 12 to the consolidated financial statements, effective January 2, 1996, the Company changed its method of accounting for impairment of long-lived assets and for long-lived assets to be disposed of to conform to Statement of Financial Accounting Standards No. 121.





                                               KPMG Peat Marwick LLP

February 7, 1997
Dallas, Texas

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Furr's/Bishop's, Incorporated
Lubbock, Texas

We have audited the accompanying consolidated balance sheet of Furr's/Bishop's, Incorporated and subsidiaries (the Company) as of January 2, 1996 and the related consolidated statements of operations, stockholders' deficit and cash flows for the 52-week year ended January 2, 1996 and the 53-week year ended January 3, 1995. Our audits also included the financial statement schedule for the 52-week year ended January 2, 1996 and the 53-week year ended January 3, 1995 listed in the Index at Item 14 (a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Furr's/Bishop's, Incorporated and subsidiaries, as of January 2, 1996 and the results of their operations and their cash flows for the 52-week year ended January 2, 1996 and the 53-week year ended January 3, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule for the 52-week year ended January 2, 1996 and the 53-week year ended January 3, 1995, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 12 to the consolidated financial statements effective January 2, 1996, the Company changed its method of accounting for impairment of long-lived assets and for long-lived assets to be disposed of to conform to Statement of Financial Accounting Standards No. 121.





DELOITTE & TOUCHE LLP

February 7, 1997
Dallas, Texas


FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
----------------------------------------------
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND JANUARY 2, 1996
(Dollars in Thousands, Except Per Share Amounts)
-------------------------------------------------------------------------------
                                                  December 31,     January 2,
                                                      1996            1996
                                                  ------------    ------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ($800
        restricted at January 2, 1996)            $      3,696    $        986
   Accounts and notes receivable (net
        of allowance for doubtful accounts
        of $19 and $27, respectively)                    1,186             746
   Inventories                                           5,722           5,831
   Prepaid expenses and other                              380           1,355
                                                  ------------    ------------
           Total current assets                         10,984           8,918

PROPERTY, PLANT AND EQUIPMENT:
   Land                                                  9,119          10,424
   Buildings                                            39,619          40,623
   Leasehold improvements                               21,247          21,139
   Equipment                                            48,195          45,762
   Construction in progress                              1,340             442
                                                  ------------    ------------
                                                       119,520         118,390
   Less accumulated depreciation and
      amortization and reserve for
      impairment                                       (55,714)        (52,263)
                                                  ------------    ------------
           Total property, plant and equipment          63,806          66,127

OTHER ASSETS                                               469           2,993
                                                  ------------    ------------
TOTAL ASSETS                                      $     75,259    $     78,038
                                                  ============    ============















(Continued)


FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
----------------------------------------------
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND JANUARY 2, 1996
(Dollars in Thousands, Except Per Share Amounts)
-------------------------------------------------------------------------------
                                                 December 31,      January 2,
                                                     1996             1996
                                                 ------------     ------------
LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
CURRENT LIABILITIES:
   Current maturities of long-term debt          $      5,493     $      3,841
   Trade accounts payable                               5,498            5,074
   Other payables and accrued expenses                 14,882           18,279
   Reserve for store closings - current portion         1,078            2,396
                                                 ------------     ------------
          Total current liabilities                    26,951           29,590

RESERVE FOR STORE CLOSINGS, NET OF CURRENT PORTION      2,470            3,443

LONG-TERM DEBT, NET OF CURRENT PORTION                 69,147           77,110

OTHER PAYABLES                                          8,265            9,639

EXCESS OF FUTURE LEASE PAYMENTS OVER
   FAIR VALUE, NET OF AMORTIZATION                      3,482            4,130

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
   Preferred Stock, $.01 par value;
       5,000,000 shares authorized,
            none issued
   Common Stock, $.01 par value;
       65,000,000 shares authorized,
            48,671,188 and 48,648,955
              issued and outstanding
                  in 1996 and 1995                        487              486
   Additional paid-in capital                          55,866           55,841
   Pension liability adjustment                        (2,854)          (5,283)
   Accumulated deficit                                (88,555)         (96,918)
                                                 ------------     ------------
      Total stockholders' deficit                     (35,056)         (45,874)
                                                 ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT      $     75,259     $     78,038
                                                 ============     ============









See notes to consolidated financial statements.

FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
----------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
-------------------------------------------------------------------------------
                                     Fifty-Two      Fifty-Two     Fifty-Three
                                    Weeks Ended    Weeks Ended    Weeks Ended
                                    December 31,    January 2,     January 3,
                                        1996           1996           1995
                                    ------------   ------------   ------------
Sales                               $    197,427   $    210,093   $    225,186
Costs and Expenses:
   Cost of sales (excluding
        depreciation)                     61,671         67,763         70,188
   Selling, general and
        administrative                   118,120        127,329        137,910
   Depreciation and amortization          10,168         14,002         11,320
   Special charges (credits)              (1,138)        12,273          2,214
                                    ------------   ------------   -------------
                                         188,821        221,367        221,632
                                    ------------   ------------   -------------
Operating income (loss)                    8,606        (11,274)         3,554

   Interest expense                          243         27,589         24,896
                                    ------------   ------------   -------------
Income (loss) before extraordinary
        item                               8,363        (38,863)       (21,342)
Extraordinary item - net gain
        on financial restructuring                      170,239
                                    ------------   ------------   ------------
Net income (loss)                   $      8,363   $    131,376   $    (21,342)
                                    ============   ============   ============
Income (loss) per common share:
  Primary:
     Net income (loss) per share
      of common stock before
      extraordinary item            $       0.17   $      (0.80)  $      (0.44)
     Extraordinary item per share
      of common stock                                      3.50
                                    ------------   ------------   ------------
     Net income (loss) per share
      of common stock               $       0.17   $       2.70   $      (0.44)
                                    ============   ============   ============
  Fully diluted:
     Net income (loss) per share
      of common stock before
      extraordinary item            $       0.17   $      (0.76)         N/A
     Extraordinary item per share
      of common stock                                      3.32          N/A
                                    ------------   ------------   ------------
     Net income per share of common
      stock                         $       0.17   $       2.56          N/A
                                    ============   ============   ============


See notes to consolidated financial statements.


FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
----------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FISCAL YEARS ENDED JANUARY 3, 1995, JANUARY 2, 1996 AND DECEMBER 31, 1996
(Dollars in Thousands)
-------------------------------------------------------------------------------
                  Convertible       Additional Pension
                   Preferred Common  Paid-In  Liability Accumulated
                     Stock   Stock   Capital  Adjustment  Deficit     Total
                   --------- ------ --------- ---------- ---------  ---------
BALANCE,
 DECEMBER 28, 1993 $      64 $   94 $  38,090 $  (7,656) $(206,952) $ (176,360)
  Net loss                                                 (21,342)    (21,342)
  Pension liability
   adjustment                                     4,365                  4,365
                   --------- ------ --------- ---------  ---------  ----------
BALANCE,
 JANUARY 3, 1995          64     94    38,090    (3,291)  (228,294)   (193,337)
  Exchange of new
   common stock for
   outstanding
   equity                (64)   (82)    8,227                            8,081

  Exercise of put
   option to
   acquire 95% of
   Common Stock                 462     9,280                            9,742
  Exercise of option
   to acquire 2.5%
   of Common Stock               12       244                              256
  Net income                                               131,376     131,376
  Pension liability
   adjustment                                    (1,992)               (1,992)
                   --------- ------ --------- ---------  ---------  ----------
BALANCE,
 JANUARY 2, 1996           0    486    55,841    (5,283)   (96,918)    (45,874)
  Warrants
   exercised                      1        25                               26
  Net income                                                 8,363       8,363
  Pension liability
   adjustment                                     2,429                  2,429
                   --------- ------ --------- ---------  ---------  ----------
BALANCE,
 DECEMBER 31, 1996 $       0 $  487 $  55,866 $  (2,854) $ (88,555) $  (35,056)
                   ========= ====== ========= =========  =========  ==========











See notes to consolidated financial statements.

                                     F-6

FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
----------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
-------------------------------------------------------------------------------
                                        Fifty-Two     Fifty-Two    Fifty-Three
                                       Weeks Ended   Weeks Ended   Weeks Ended
                                       December 31,   January 2,    January 3,
                                           1996          1996          1995
                                       -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                     $     8,363   $   131,376   $   (21,342)
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
   Depreciation and amortization            10,168        14,002        11,320
   (Gain) loss on sale of
    property, plant and equipment
    and other assets                           373           203           (25)
   Provision for (reversal of)
    closed store reserves                      226          (339)         (528)
   Special charges (credits)                  (699)       12,273         2,214
   Deferred charges                            808           499           853
   Net gain on financial restructuring                  (170,239)
   Changes in operating assets
    and liabilities:
     Decrease in restricted cash               800
      (Increase) decrease in
        accounts and notes receivable         (440)          155           961
      Decrease in inventories                  109           647         1,512
      (Increase) decrease in
       prepaid expenses and other              975        (3,501)       (3,157)
      Increase (decrease) in trade
       accounts payable                        424        (1,138)       (4,690)
      Increase (decrease) in other
       payables and accrued expenses        (3,359)       26,163        20,008
      Decrease in other payables,
       including accrued pension cost         (123)         (547)         (826)
      Other                                                  (56)
                                       -----------   -----------   -----------
          Net cash provided by
           operating activities             17,625         9,498         6,300

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and
  equipment                                (10,133)       (8,019)       (5,695)
 Expenditures charged to reserve for
  store closings                            (2,517)       (1,795)       (2,353)
 Proceeds from the sale of property,
  plant and equipment and other assets       3,378            41         1,026
 Other, net                                     61            (2)          (33)
                                       -----------   -----------   -----------
          Net cash used in investing
           activities                       (9,211)       (9,775)       (7,055)

(Continued)

                                     F-7


FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
----------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
-------------------------------------------------------------------------------
                                        Fifty-Two     Fifty-Two    Fifty-Three
                                       Weeks Ended   Weeks Ended   Weeks Ended
                                       December 31,   January 2,    January 3,
                                           1996          1996          1995
                                       -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of indebtedness             $    (5,170)  $      (150)  $      (413)
   Other, net                                  266           (79)         (261)
                                       -----------   -----------   -----------
   Net cash used in financing
    activities                              (4,904)         (229)         (674)
                                       -----------   -----------   -----------

INCREASE (DECREASE) IN UNRESTRICTED
   CASH AND CASH EQUIVALENTS                 3,510          (506)       (1,429)

UNRESTRICTED CASH AND CASH
   EQUIVALENTS AT BEGINNING OF YEAR            186           692         2,121
                                       -----------   -----------   -----------
UNRESTRICTED CASH AND CASH
   EQUIVALENTS AT END OF YEAR          $     3,696   $       186   $       692
                                       ===========   ===========   ===========
SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION:
   Interest paid, including $3,753 of
     interest classified as payment of
     indebtedness during the fiscal
     year ended December 31, 1996      $     3,774   $        48   $       286
                                       ===========   ===========   ===========
   Income tax paid                     $        60   $             $
                                       ===========   ===========   ===========
   Stock warrants issued               $             $        81   $
                                       ===========   ===========   ===========
   Pension liability adjustment        $    (2,429)  $     1,992   $    (4,365)
                                       ===========   ===========   ===========
   GEPT judgment settlement            $             $    (5,408)  $
                                       ===========   ===========   ===========













See notes to consolidated financial statements.


                                     F-8

FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
----------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, JANUARY 2, 1996 AND JANUARY 3, 1995
(Dollars in Thousands, Except Per Share Amounts)
-------------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Furr's/Bishop's, Incorporated (the "Company"), a Delaware corporation, operates cafeterias and specialty restaurants through its subsidiary Cafeteria Operators, L.P., a Delaware limited partnership (together with its subsidiaries, the "Partnership"). The financial statements presented herein are the consolidated financial statements of Furr's/Bishop's, Incorporated and its majority owned subsidiaries. All material intercompany transactions and account balances have been eliminated in consolidation.

The financial statements reflect the results of a series of transactions relating to the financial restructuring of the Company at January 2, 1996, as described in Note 2.

Fiscal Year - The Company operates on a 52-53 week fiscal year ending on the Tuesday nearest December 31. The fiscal years ended December 31, 1996 and January 2, 1996 each represent a 52-week year and the fiscal year ended January 3, 1995 represents a 53-week year.

Business Segments - The Company operates in a single business segment, namely the operation of cafeterias and restaurants which includes retailing, food processing, warehousing and distribution of food products, and real estate in twelve states in the Southwest, West and Midwest areas of the United States.

Cash and Cash Equivalents - The Company has a cash management program which provides for the investment of excess cash balances in short-term investments. These investments have original or remaining maturities of three months or less at date of acquisition, are highly liquid and are considered to be cash equivalents for purposes of the consolidated balance sheets and consolidated statements of cash flows.

Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market.

Prepaid Expenses and Other - Direct costs comprising legal and consulting fees of $2,144 relating to the restructuring discussed in Note 2 were capitalized at January 3, 1995 and as of January 2, 1996 were charged off as a part of the extraordinary item. As of December 31, 1996 and January 2, 1996, this account balance included prepaid rent of $3 and $748, respectively, along with other assets recorded in the ordinary course of business.

Property, Plant and Equipment - Property, plant and equipment is generally recorded at cost, while certain assets considered to be impaired are recorded at the estimated fair value. All property, plant and equipment is depreciated at annual rates based upon the estimated useful lives of the assets using the straight-line method. Restaurant equipment is generally depreciated over a period of 1 to 5 years, while the useful life of manufacturing equipment is considered to be 5 to 10 years. Buildings are depreciated over a 30 year useful life, while improvements to owned buildings have estimated useful lives of 3 to 5 years.

Provisions for amortization of leasehold improvements are made at annual rates based upon the estimated useful lives of the assets or terms of the leases, whichever is shorter.

Valuation of Long-Lived Assets - Effective January 2, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") and recorded a special charge of $7,772 for the year ended January 2, 1996 to recognize the write-down of certain assets in property, plant and equipment to estimated fair value, based on expected future cash flows. SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Other Assets - As of January 2, 1996, a subsidiary of the Company owned a parcel of land held for sale, which was sold during the year ended December 31, 1996.

Start-Up and Closing Costs of Restaurants - Start-up and preopening costs incurred in connection with a new restaurant becoming operational are expensed as incurred.

When the decision to close a restaurant is made, the present value of all fixed and determinable costs to be incurred after operations cease is accrued. These fixed and determinable costs consist primarily of obligations defined in lease agreements such as rent and common area maintenance, reduced by sublease income, if any. If a decision is made to keep or reopen such restaurants, the remaining costs are reversed.

Advertising Costs - Advertising costs are expensed as incurred. Total advertising expense was $2,085, $4,455 and $8,970 for the years ended December 31, 1996, January 2, 1996 and January 3, 1995.

Stock-Based Compensation - Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") is effective for fiscal years beginning after December 15, 1995 and requires companies to adopt a method of accounting for valuing compensation attributable to stock options.
As allowed under the provisions of SFAS 123, the Company has elected to continue accounting for such compensation as provided by Accounting Principles Board Opinion No. 25.

Unfavorable Leases - For leases acquired through purchase, the net excess of future lease payments over the fair value of these payments is being amortized over the lives of the leases to which the differences relate.

Income Taxes - The company recognizes income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Income Per Share - Income per share is based on the weighted average number of common and dilutive common equivalent shares. The weighted average number of common shares outstanding, as adjusted for the reverse stock split described in
Note 2, was 48,664,660, 48,648,955 and 48,648,955 for the years ended December 31, 1996, January 2, 1996 and January 3, 1995, respectively. The fully diluted weighted average number of common shares outstanding for the same years was 49,449,774, 51,350,817 and 51,350,817, respectively.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods and actual results may differ from such estimates.

Reclassification - Certain amounts in the prior year financial statements have been reclassified to conform with current year classification.


2.       RESTRUCTURING

On January 25, 1995, the Company announced that it had entered into an Agreement in Principle dated as of January 24, 1995 (the "Agreement in Principle") among the Company, its subsidiaries, the holders of the 11% Notes of the Partnership (the "11% Noteholders"), the holder of the 9% Note of Cavalcade Foods (both as defined in Note 4), the Trustees of General Electric Pension Trust ("GEPT"), and Kmart Corporation ("Kmart").

The Agreement in Principle provided for (i) the exchange of an aggregate of approximately $249,344 of debt of the Partnership for the issuance of $40,000 principal amount of new senior secured notes of the Partnership due 2001 pursuant to a new indenture and 95% of the limited partner interest of the Partnership, (ii) the exchange of warrants to purchase an aggregate of approximately 21.5% of the Company's common stock for options to acquire an aggregate of 95% of a new class of common stock of the Company ("Common Stock") and new five year warrants to purchase an aggregate of 1% of the fully diluted Common Stock, (iii) the exchange of $6,117 of other obligations of the Partnership for the issuance of $1,700 principal amount of new senior secured notes of the Partnership due 2001 pursuant to a new indenture, (iv) the exchange of $11,737 of debt of Cavalcade Foods, Inc., an indirect subsidiary of the Company ("Foods"), for options to acquire 2.5% of the Common Stock and an interest in certain land owned by a subsidiary of the Company and (v) the exchange of the Company's outstanding shares of Class A Common, Class B Common and Convertible Preferred Stock for an aggregate of 2.5% of the Common Stock and five year warrants to purchase an aggregate of 4% of the fully diluted Common Stock (together, the "Restructuring").

On March 2, 1995, the Company announced that the Independent Committee of the Board and the full Board of Directors had unanimously determined to recommend the following allocation of the aggregate consideration offered to existing equity holders in the Agreement in Principle: Holders of Convertible Preferred Stock would receive 1.15 shares of Common Stock (representing a 39% premium to the conversion ratio for the Convertible Preferred Stock) and 2.04 warrants to purchase Common Stock for each share of Convertible Preferred Stock held by them; holders of Class A Common Stock would receive 1.00 share of Common Stock and 1.78 warrants to purchase Common Stock for each share of Class A Common Stock held by them; and holders of Class B Common Stock would receive 0.95 shares of Common Stock (representing a 5% discount to the conversion ratio for the Class B Common Stock) and 1.69 warrants to purchase Common Stock for each share of Class B Common Stock held by them. All dividend arrearages on the Convertible Preferred Stock and the self tender offer obligation (as described in Note 5) would be eliminated in the proposed restructuring. The Board members also informed the Company that they intended to vote their shares in favor of the proposed restructuring. The proposed restructuring was subject to, among other things, the approvals of the Company's Board of Directors, shareholders and creditors and the negotiation and execution of definitive documentation.

The Restructuring became effective upon approval of the stockholders at a meeting held January 2, 1996.

The Restructuring has been accounted for in accordance with Statement of Financial Accounting Standards No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings" ("SFAS 15"), under which the transactions include both a partial settlement and modification of terms. The fair value of the Common Stock and warrants issued in connection with the Restructuring was estimated based upon discounted cash flows anticipated from the reorganized business and was recorded as partial settlement of the indebtedness. The remaining indebtedness was recorded at the sum of all future principal and interest payments and, accordingly, interest expense is no longer recognized on the restructured debt. The amounts of indebtedness subject to modification in excess of the amount recorded in accordance with SFAS 15 was recorded as an extraordinary gain, net of all expenses associated with the Restructuring.

The amount of par value that was previously recorded for the Class A Common Stock, Class B Common Stock and Convertible Preferred Stock was reclassified to additional paid-in capital and the Common Stock issued upon conversion of such shares was recorded at their aggregate par value. The Company's obligation to make the $8.0 million self tender offer (as described in Note 5) was eliminated and this amount was reclassified to additional paid-in capital.

As of the consummation of the Restructuring, the Company owned less than 50% of the limited partnership interests of the Partnership at January 2, 1996, and as a result, the Partnership would no longer be included in the Company's consolidated financial statements. However, subsequent to year end, the holders of the limited partnership interests exercised their put option and, on March 28, 1996, exchanged their limited partnership interests for Common Stock of the Company. On March 22, 1996, the Company effected a 15-to-1 reverse stock split. As a result of the materiality of this series of financial restructuring transactions, the Partnership is included in the consolidated financial statements for all years presented.

The Company recognized a net extraordinary gain of $170,239 in the year ended January 2, 1996, as a result of the above described financial restructuring transactions. The extraordinary item is made up of the following:

    Long-term debt reclassified as current                $   202,453
    Accrued interest subject to restructuring                  62,409
    Mandatorily Redeemable Common Stock                         8,000
    Other liabilities subject to restructuring                  5,408
    Accrued interest on liability subject to restructuring        710
    Minority interest in subsidiary                               563
    Deferred warrant costs                                         81
    Par value of common and preferred stock canceled              158
    Par value of common stock issued                             (486)
    Long-term debt, issued for payment of interest             (3,781)
    Expenses related to series of financial transactions      (10,415)
    Additional Paid-in Capital                                (17,751)
    Long-term debt, including accrued interest                (77,110)
                                                          -----------
                                                          $   170,239
                                                          ===========

3.      OTHER PAYABLES AND ACCRUED EXPENSES

Included in other payables and accrued expenses are the following:

                                           December 31,   January 2,
                                              1996           1996
                                           -----------   ------------
        Salaries, wages and commissions    $     4,092   $      3,441
        Rent                                     1,031          1,072
        Taxes other than income taxes            3,632          3,983
        Restructuring expenses                   1,783          4,795
        Insurance                                2,003          2,152
        Gift certificates outstanding              926          1,045
        Utilities                                  701            728
        Other payables and accrued expenses        714          1,063
                                           -----------    -----------
                                           $    14,882    $    18,279
                                           ===========    ===========


4.        LONG-TERM DEBT

Effective January 2, 1996, as part of the series of financial restructuring transactions described in Note 2, the Partnership issued $41,700 of 12% Senior Secured Notes, due December 31, 2001 (the "12% Notes"), to replace $40,000 of 11% Senior Secured Notes, due June 30, 1998 (the "11% Notes") and the interest accrued thereon and to terminate a $5,408 judgment and the interest accrued thereon. In January 1996, the Partnership also issued $4,073 of 12% Notes as payment in kind for all interest accrued as of January 23, 1996. All of the assets of the Partnership are pledged as collateral security on behalf of the holders of the 12% Notes. The Partnership also issued limited partner interests equal to 95% of the outstanding partnership interests in exchange for and in full satisfaction of the remaining $152,854 of 11% Notes, together with all interest accrued thereon.

Payments of interest on the 12% Notes are due each March 31 and September 30. However, for financial accounting reporting purposes, no interest expense will be recorded under SFAS 15, as all of the interest through maturity has been recorded as a liability.

Effective January 2, 1996, as part of the Restructuring, Foods issued a 10% Non- recourse Note in the amount of $2,000, due December 31, 2001 (the "Non-recourse Note"), a $6,100 note payable (the "Option Note") and a $1,500 note payable (the "Remaining Note") to Wells Fargo Bank in exchange for and in full satisfaction of the $9,599 outstanding under the 9% Note, due June 30, 1998 (the "9% Note") together with all interest accrued thereon. Certain land pledged as collateral on the Non-recourse Note was sold during 1996 and the proceeds were used to retire the Non-recourse Note. An option to purchase 2.5% of the Common Stock of the Company was pledged as collateral on the Option Note. Wells Fargo foreclosed on the Option Note and exercised its option to purchase 2.5% of the Common Stock of the Company by transferring the Remaining Note to the Company as payment.

The Company had other mortgages outstanding on certain real estate properties totaling $57 that were paid in full in 1996.

Long-term debt consists of the following:

                                       Stated
                                      Maturity    December 31,      January 2,
                                        Date          1996             1996
                                     --------     -----------      -----------
 12% Notes, including $28,867
   interest accrued through maturity   2001       $    74,640      $    78,394
 Non-recourse Note, including $500
   interest accrued                    2001                              2,500
 Real Estate Mortgages                 1996                                 57
                                                  -----------      -----------
                                                       74,640           80,951
 Current maturities of long-term debt                  (5,493)             (57)
 Interest classified as current
   maturities of long-term debt                                         (3,784)
                                                  -----------      -----------
 Long-term debt                                   $    69,147      $    77,110
                                                  ===========      ===========

At December 31, 1996, the scheduled aggregate amount of all maturities of long-term debt and interest classified as long-term debt for the next five years and thereafter is as follows:

        1997        $  5,493
        1998           5,493
        1999           5,493
        2000           5,493
        2001          52,668
                    --------
                    $ 74,640
                    ========

5.        STOCKHOLDERS' EQUITY

Convertible Preferred Stock - The Convertible Preferred Stock was entitled to cumulative cash dividends, payable quarterly, subject to the declaration by the Board of Directors, of $1.17 per share annually. This stock ranked junior in right of payment to all indebtedness of the Company and its subsidiaries but ranked senior to common stock with respect to dividend rights and rights on liquidation, winding up and dissolution. The Convertible Preferred Stock was convertible into Class A Common Stock at the rate of .827 shares of Class A Common Stock per each Convertible Preferred Stock share converted, subject to certain conditions. The Convertible Preferred Stock was redeemable by the Company at any time or from time to time in whole or in part at the Company's option at $9.00 per share together with all accrued and unpaid dividends to the date fixed for redemption. The Company's ability to purchase its equity or pay dividends was subject to restrictions of its Amended and Restated Certificate of Incorporation and General Corporation Law of the State of Delaware. Holders of the Convertible Preferred Stock had no voting rights unless six full quarterly dividends were in arrears in whole or in part, at which time the holders of the Convertible Preferred Stock, voting as a class, were entitled to elect two directors to an expanded Board of Directors. At January 2, 1996, the Company was seventeen full quarterly dividends in arrears and all such arrearages were canceled as a part of a series of financial restructuring transactions. The Restructuring approved by stockholders on January 2, 1996 resulted in converting each outstanding share of Convertible Preferred Stock into 1.15 shares of Common Stock and 2.04 warrants, as described in Note 2.

Common Stock - Pursuant to the terms of its Amended and Restated Certificate of Incorporation, the Company was to have commenced a tender offer for at least 2,000,000 shares of Class A Common Stock of the Company at a price of $4.00 per share, net to the seller in cash (the "Self Tender Offer"). The Company's Amended and Restated Certificate of Incorporation prohibited the Company from purchasing any of its shares of Class A Common Stock pursuant to the Self Tender Offer, or otherwise, while arrearages existed on the payment of dividends on its Series A Convertible Preferred Stock. Accordingly, the Company determined not to commence a Self Tender Offer. The Self Tender Offer remained an obligation of the Company, subject to the restrictions of its Amended and Restated Certificate of Incorporation, until the Restructuring was approved.

Prior to the Restructuring, the common stock was not convertible, except that the Class B Common Stock would be automatically converted, on a share-for-share basis, into shares of Class A Common Stock on the sixth business day following the expiration date of the Self Tender Offer without any action on the part of the holders of shares of Class B Common Stock. The Company did not have an obligation to purchase any Class B Common Stock, pursuant to the Self Tender Offer.

The Restructuring approved by stockholders on January 2, 1996 resulted in converting each outstanding share of Class A Common Stock into one share of Common Stock and 1.78 warrants and converting each outstanding share of Class B Common Stock into 0.95 shares of Common Stock and 1.69 warrants, as described in Note 2.

Common Stock Options and Warrants - In 1992, the 11% Noteholders received warrants to purchase an aggregate of 1,400,000 shares of Class B Common Stock at $.75 per share. The fair value of these warrants at the date of grant was estimated to approximate their exercise price. These warrants were terminated in connection with the Restructuring effective January 2, 1996.

On November 15, 1993, in connection with the amendment to the master sublease agreement discussed in Note 8, Kmart received warrants to purchase 1,700,000 shares of Class A Common Stock at $.75 per share. These warrants were terminated in connection with the Restructuring effective January 2, 1996. Kmart received new warrants to purchase 8,108,159 shares of Common Stock at $0.074 per share as described in Note 2, and following the reverse stock split, Kmart retained warrants to purchase 540,544 shares at $1.11 per share.

The 1995 Stock Option Plan - The Board of Directors adopted, and on January 2, 1996, the stockholders approved, the 1995 Stock Option Plan authorizing an aggregate of 40,540,795 shares of Common Stock (the "1995 Option Plan"). The number of shares reserved under the 1995 Option Plan, subject to equitable adjustment for the reverse stock split approved by stockholders on March 14, 1996, is 2,702,720. A Committee of the Board of Directors administers the 1995 Option Plan, including determining the employees to whom awards will be made, the size of such awards and the specific terms and conditions applicable to awards, such as vesting periods, circumstances of forfeiture and the form and timing of payment. Grants including stock options, stock appreciation rights and restricted stock may be made to selected employees of the Company and its subsidiaries and non-employee directors of the Company. On November 22, 1996, options to purchase 6,666 shares of Common Stock were issued to each of the five non-employee directors of the Company pursuant to the provisions of the 1995 Option Plan. The difference between the fair value of the options and the exercise price is not significant and, accordingly, pro forma presentation of operating results required by SFAS 123 has not been presented.


6.      INCOME TAXES


Following is a reconciliation of the expected tax expense (benefit) at the statutory tax rate of 35% to the actual tax expense (benefit) for the fiscal years ended December 31, 1996, January 2, 1996 and January 3, 1995:

                                       December 31,   January 2,    January 3,
                                           1996          1996          1995
                                       -----------    ----------    ----------
     Expected tax (benefit) at the
         statutory tax rate            $    2,927     $   45,982    $   (7,470)
     Net income allocable to
         nonaffiliated partners              (401)
     Tax credit                                (6)                        (488)
     Interest expense recorded as
         debt reduction per SFAS 15        (1,794)
     Pension expense                                                      (748)
     Restructuring credit                                (59,584)
     Other                                     28              8             35

     Correction of prior year's
         estimated taxes                    5,084
     Increase (decrease) in deferred
         tax asset valuation allowance     (5,838)        13,594          8,671
                                       ----------     ----------    -----------
     Actual tax (benefit)              $     -        $     -       $      -

Following is a summary of the types and amounts of existing temporary differences and net operating loss carryforwards at the statutory tax rate of 35% and tax credits:

                                       December 31, 1996        January 2, 1996
                                          Deferred Tax           Deferred Tax
                                        -----------------      ----------------
                                       Assets   Liabilities  Assets
Liabilities
  Net operating loss carryforward   $  34,896             $  37,415
  Tax credits carryforward              1,405                 1,355
  Reserve for store closing
    for financial statement purposes
    and not for tax purposes            1,241                 2,191
  Excess of future lease payments
    over fair values, net of
      amortization                      1,002                 1,247
  Property, plant and equipment, net   11,135                11,729
  Other temporary differences            (126)      230       1,195        (29)
                                     --------   -------   ---------   --------
  Deferred tax assets and liabilities  49,553       230      55,132        (29)
                                                =======               ========
  Less:   Deferred tax liabilities       (230)                   29
  Valuation allowance                 (49,323)              (55,161)
                                    ---------             ---------
  Deferred tax asset, net           $     -               $     -
                                    =========             =========

As of December 31, 1996, the Company has consolidated net operating loss carryforwards of $99,703 for income tax reporting purposes that expire from 2000 through 2009. For financial reporting purposes, the income tax benefit associated with the loss carryforwards has not been recognized since, in the opinion of management, the full benefit of these deferred tax assets will likely not be realized. Approximately $3,700 and $8,600 of the operating loss carryforwards for income tax reporting purposes, which are subject to limited use, relate to the subsidiary operations of Cavalcade Holdings, Inc. and its subsidiary, Cavalcade Foods, Inc., respectively, for periods prior to their inclusion in this Company- affiliated group. On March 28, 1996, the holders of the limited partnership interests exchanged their limited partnership interests for Common Stock of the Company resulting in a change of ownership for purposes of computing the annual net operating loss limitation. Net operating losses of $45,000 incurred during the period June 25, 1993 to March 28, 1996 will be limited to approximately $4,900 annually. Additionally, as a result of the change of control transaction on June 24, 1993, the utilization of the Company consolidated net operating loss and general business credit carryforwards incurred during the period March 28, 1991 through June 24, 1993 will be limited to approximately $1,200 annually.

As of December 31, 1996, the Company has general business credit carryforwards of approximately $1,405 which have expiration dates through 2010.
Approximately $74 of the general business credit carryforwards relate to Cavalcade Foods for periods prior to its inclusion in the Company-affiliated group. These credits are subject to limited use.

Current tax laws and regulations relating to specified changes in ownership limit the availability of the Company's utilization of Cavalcade Holdings' and Cavalcade Foods' net operating loss and tax credit carryforwards (collectively, tax attributes). A change in ownership of greater than 50% of a corporation within a three-year period causes such annual limitations to be placed in effect. Such a change in ownership is deemed to have occurred on June 24, 1993, when KL Group acquired 1,119,151 Class B Common shares and an option to purchase nearly all of the remaining Class B Common shares of the Company.
This ownership change limits the utilization of the Company-affiliated group tax attributes incurred through June 24, 1993. Additionally, a second change of ownership is deemed to have occured on March 28, 1996, when the holders of 95% of the limited partner interest of the Partnership exchanged such interest for 95% of the outstanding Common Stock of the Company. As of December 31, 1996, the Company-affiliated group tax attributes not subject to limitation are approximately $317.

While the Restructuring transactions were intended to result in no income tax expense to the Company, the transactions result in a substantial restriction on the ability of the Company to utilize certain net operating loss carryforwards. In addition, no assurance can be given that the Internal Revenue Service will not successfully assert that the Recapitalization results in a substantial reduction of certain tax attributes (such as the net operating losses and tax basis of property) of the Company and the other partners of the partnership.

The Internal Revenue Service (the "Service") has examined the federal income tax returns of certain of the Company's subsidiaries for years prior to 1990. The Service asserts deficiencies of approximately $2,500, plus interest from the date such amount is deemed payable. Petitions have been filed to dispute the claims and the parties are negotiating toward a settlement. The Company intends to vigorously contest the Service assessment and believes that the outcome of the litigation will not have a material adverse effect on its equity, results of operations, and liquidity and capital resources after consideration of the applicable amounts previously accrued.


7.       EMPLOYEE BENEFIT PLANS

The Company has a noncontributory defined benefit pension plan for which benefit accruals were frozen effective June 30, 1989. The funding policy is to make the minimum annual contribution required by applicable regulations. The Partnership, the sponsor of the plan, agreed to provide for funding by the 1998 plan year, of at least two-thirds of the $4,569 of the unfunded current liability which existed at the beginning of the 1993 plan year. If the agreed upon funding is not satisfied by the minimum required annual contributions, as adjusted for the deficit reduction contribution, determined under Section 412 of the Internal Revenue Code, the Company will make contributions in excess of the minimum annual requirement. Pension expense was $590, $592 and $785 for the years ended December 31, 1996, January 2, 1996 and January 3, 1995, respectively.

The Partnership is required to recognize the additional minimum liability aspects of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" ("SFAS 87"). SFAS 87 requires the recognition of an additional pension liability in the amount of the Partnership's unfunded accumulated benefit obligation in excess of accrued pension cost with an equal amount to be recognized as either an intangible asset or a reduction of equity. Based upon plan actuarial and asset information as of January 2, 1996 and

December 31, 1996, the Company recorded an increase at January 2, 1996 and a decrease at December 31, 1996 to the noncurrent pension liability and a corresponding decrease or increase to stockholders' deficit of $1,992 and $2,429, respectively.

The funded status of the plan amounts recognized in the balance sheets and major assumptions used to determine these amounts are as follows:

                                                      Years Ended

                                        December 31,   January 2,    January 3,
                                           1996          1996           1995
                                        -----------    ----------   -----------
Components of pension expense:
        Interest cost                   $      903     $      966   $      972
        Actual return on plan assets          (864)        (1,475)         (74)
        Net amortization and deferral          551          1,101         (113)
        Service cost
                                        ----------     ----------   ----------
Net pension expense                     $      590     $      592   $      785
                                        ==========     ==========   ==========

                                                      December 31,   January 2,
                                                         1996           1996
                                                      -----------    ----------
Actuarial present value of projected benefit
        obligations: Vested                           $   (11,947)   $ (14,211)

Plan assets at fair value (primarily money
        market cash investments, corporate
        equities, and corporate bonds)                     10,803       10,349
                                                      -----------    ----------
Projected benefit obligation in excess
        of plan assets                                     (1,144)      (3,862)

Net loss                                                    2,871        5,283

Additional liability for unfunded
        accumulated benefit obligation                     (2,871)      (5,283)
                                                      -----------    ----------
Accrued pension cost                                  $    (1,144)   $  (3,862)
                                                      ===========    =========
Major assumptions at beginning of year:

Discount rate                                              7.75%          7.00%
Expected long-term rate of return on
        plan assets                                        9.00%          9.00%


Effective December 31, 1996, for purposes of calculating benefit obligations, the assumed discount rate increased from 7.00% to 7.75% to reflect the current financial market for high-quality debt instruments. There have been no other changes in the plan's major actuarial assumptions for the two years ended December 31, 1996.

The Company also has a voluntary savings plan (the "401 (k) plan") covering all eligible employees of the Company and its subsidiaries through which it may contribute discretionary amounts as approved by the Board of Directors. Administrative expenses paid by the Company for the years ended December 31, 1996, January 2, 1996 and January 3, 1995 amounted to $7, $2 and $24, respectively.


8.       COMMITMENTS AND CONTINGENCIES

The Partnership leases restaurant properties under various noncancelable operating lease agreements which expire between 1997 and 2015 and require various minimum annual rentals. Certain leases contain escalation clauses. Further, many leases have renewal options ranging from one five-year period to ten five-year periods. Certain of the leases also require the payment of property taxes, maintenance charges, advertising charges, insurance and parking lot charges, and additional rentals based on percentages of sales in excess of specified amounts.

On November 15, 1993, the Partnership entered into an amendment of a master sublease agreement pursuant to which it leased 43 properties from Kmart. Pursuant to the amendment and subject to the terms and conditions thereof, two properties were removed from the master sublease, and the aggregate monthly rent for the period August 1, 1993 through and including December 31, 1996 was reduced by 25% and the aggregate monthly rent for the period January 1, 1997 through and including December 31, 1999 has been reduced by 20%. The reductions in rent are subject to termination by Kmart if Kevin E. Lewis ceases to be Chairman of the Board of Directors of the Company. On June 7, 1996, the Company and the Partnership entered into an agreement with Mr. Lewis pursuant to which Mr. Lewis would resign as Chairman of the Board on December 31, 1996, unless requested by the Board of Directors to continue until December 31, 1997. In December 1996, Mr. Lewis was requested to continue as Chairman of the Board into 1997. As a consequence of this action, the Company anticipates entering into negotiations with Kmart to modify the amendment to remove the provisions requiring Mr. Lewis to remain as Chairman of the Board until the end of 1999. No assurance can be given that Kmart will agree to such modification. In consideration for these lease term modifications, the Company granted Kmart warrants to purchase 1.7 million shares of Class A Common Stock of the Company on or before September 1, 2003, at $0.75 per share. As a part of the Restructuring, effective January 2, 1996, these warrants were terminated and replaced with warrants to purchase 8,108,159 shares of Common Stock on or before January 2, 2001, at $0.074 per share, and following the reverse stock split, Kmart retained warrants to purchase 540,544 shares at $1.11 per share.

The total minimum annual rental commitment and future minimum sublease rental income under noncancelable operating leases are as follows as of December 31, 1996:

                                             Minimum          Sublease
                                               Rent            Income
                                             -------          --------
             1997                            $ 9,821          $   851
             1998                              8,783              855
             1999                              8,321              855
             2000                              9,023              765
             2001                              8,612              805
       For the remaining terms of the leases  42,276            2,528

Total rental expense included in the statements of operations is $10,916, $11,929 and $12,375, which includes $1,077, $1,187 and $1,095 of additional rent based on Net sales for the years ended December 31, 1996, January 2, 1996 and January 3, 1995, respectively. The results of operations include sublease rent income of $760, $717 and $312 for the years ended December 31, 1996, January 2, 1996 and January 3, 1995, respectively.

The Company, in the ordinary course of business, is a party to various legal actions. In the opinion of management, these actions ultimately will be disposed of in a manner which will not have a material adverse effect upon the Company's equity, results of operations, and liquidity and capital resources after consideration of the applicable amounts previously accrued.

On August 11, 1995, a complaint was filed in the District Court of Travis County, Texas by former Chairman of the Board of the Company, Michael J. Levenson, both individually and on behalf of his minor son Jonathan Jacob Levenson, James Rich Levenson, Benjamin Aaron Levenson, S.D. Levenson, General Consulting Group, Inc. and Cerros Morado. The complaint named as defendants the Company, the Partnership, Furr's/Bishop's Cafeterias, L.P., Cavalcade & Co., individual members of the Board of Directors, Houlihan, Lokey, Howard & Zukin, Inc., KL Park Associates, L.P. ("KL Park"), KL Group, Inc. ("KL Group"), Skadden, Arps, Slate, Meagher & Flom, certain of the then current and former 11% Noteholders, Deloitte & Touche LLP, Kmart and certain partners and employees of the foregoing.

The complaint alleged, among other things, that the Company and certain defendants conspired to wrest control of the Company away from the Levensons by fraudulently inducing them to transfer their working control of the Company through a series of transactions in which the Levensons transferred Class B Common Stock and stock options in the Company to KL Park and KL Group. Plaintiffs initially sought actual damages of approximately $16,425, as well as punitive damages. In a Fifth Amended Petition filed on or about February 3, 1997, plaintiffs sought an unspecified amount of actual damages, alleging only that their actual damages claim is "no more than $400 million." The Company's management believes the allegations are completely without merit and intends to defend the action vigorously.

On October 6, 1995, the Levensons filed a Notice of Non-Suit as to certain of the defendants, including the Company, the Partnership, Furr's/Bishop's Cafeterias, L.P., Cavalcade & Co. and specific individual members of the Board of Directors (other than William E. Prather and Kevin E. Lewis) and amended their complaint. As a result of such Notice of Non-Suit, the named entities and individuals are no longer defendants in the Levenson litigation. In addition, Deloitte & Touche LLP has settled with the plaintiffs and has been voluntarily dismissed from the case.

The Company is required to indemnify certain of the defendants originally named in the Levensons' complaint, including the individual members of the Board of Directors and certain of their affiliated entities pursuant to the Company's Certificate of Incorporation and otherwise, for any and all damages that may result from such complaint. As part of the Restructuring, the Company also agreed to indemnify certain parties named as defendants in the Levensons' complaint, including the 11% Noteholders, KL Group, KL Park and Kmart, from and against all claims, actions, suits and other legal proceedings, damages, costs, interest, charges, counsel fees and other expenses and penalties which such entity may sustain or incur to any person whatsoever (excluding judgments in the case of KL Group and KL Park) by reason of or arising out of the Levenson litigation. Under no circumstances will the Company be obligated to indemnify any party for any liability resulting from such party's willful misconduct or bad faith.

On June 7, 1996, the Company, the Partnership and Kevin E. Lewis entered into the Consulting and Indemnity Agreement and General Release pursuant to which the Company and the Partnership agreed to release any claims it may have against Mr. Lewis and to indemnify and hold harmless Mr. Lewis, to the fullest extent permitted by law, from and against all judgments, costs, interest, charges, counsel fees and other expense relating to or in connection with any claims, actions, suits and other proceedings by reason of or arising out of any action or inaction by Mr. Lewis in his capacity as an officer, director, employee or agent of the Partnership and its affiliates, including the Company, except to the extent that such claim or indemnification arises directly from any claim or cause of action that the Partnership or its affiliates may have that relates to or arises from Mr. Lewis' knowingly fraudulent, dishonest or willful misconduct, or receipt of any personal profit or advantage that he is not legally entitled to receive.

The amount of legal fees and other expenses paid in respect to the Levenson litigation decreases the amount of cash available to the Company to pay its outstanding indebtedness and other obligations. An adverse judgment against the Company or any of the other defendants which the Company is required to indemnify, a settlement by any defendant which the Company is required to indemnify or the continued payment of substantial legal fees and other expenses could have a material adverse effect on the Company.


9.    QUARTERLY FINANCIAL DATA (UNAUDITED)

                                            Thirteen Weeks Ended
                                  April 2    July 2   October 1   December 31
                                 --------   --------  ---------   ----------
Year ended December 31, 1996:
        Sales                    $ 48,817   $ 50,678   $ 50,002     $ 47,930
        Gross profit (1)           33,402     34,643     33,880       32,825
        Net income                  2,025      3,301(2)   2,194(2)       843
        Net income per common share  0.04       0.07       0.04         0.02

                                           Thirteen Weeks Ended
                                  April 4   July 4  October 3   January 2
                                 --------  -------- ---------  ----------
Year ended January 2, 1996:
        Sales                    $ 52,754 $ 54,216   $ 53,944    $ 49,179
        Gross profit (1)           35,618   36,190     36,441      33,018
        Loss before
          extraordinary item       (6,117)  (6,280)    (6,944)    (19,522)(2)

        Loss per common share
          before extraordinary
             item                   (0.13)   (0.13)     (0.14)      (0.40)
        Net income (loss)          (6,117)  (6,280)    (6,944)    150,717(2)(3)

        Net income (loss) per
          common share              (0.13)   (0.13)     (0.14)       3.10

     (1) Gross profit is computed using cost of sales including depreciation expense.
     (2)  See Note 12 Special Charges and Credits
     (3)  See Note 2 Restructuring.


10.      OTHER RELATED PARTY TRANSACTIONS

On June 7, 1996, the Company, the Partnership and Kevin E. Lewis entered into the Consulting and Indemnity Agreement and General Release (the "Consulting Agreement") pursuant to which, among other things, Mr. Lewis would resign as President and Chief Executive Officer effective September 30, 1996 and would resign his position as Chairman of the Board on December 31, 1996, unless requested by the Board of Directors to continue until December 31, 1997. On September 17, 1996, at the request of the Board of Directors, Mr. Lewis agreed to remain President and Chief Executive Officer beyond September 30, 1996 with no change to the financial terms of the Consulting Agreement. On December 24, 1996, Mr. Lewis resigned as President and Chief Executive Officer effective December 31, 1996 and was requested by the Board to continue as Chairman of the Board into 1997. After his resignation as President and Chief Executive Officer of the Board, Mr. Lewis will serve as a consultant to the Company until December 31, 1997. Pursuant to the Consulting Agreement, Mr. Lewis will receive an annual base salary of $350 pro-rated through the end of 1996 and $250 through the end of 1997. Mr. Lewis received $75 upon the execution of the Consulting Agreement, $75 on September 30, 1996 and will receive $100 on December 31, 1997. In addition, Mr. Lewis is entitled to receive $100 if requested to assist in certain negotiations on behalf of the Company and additional compensation based upon the success of such negotiations. Furthermore, the Company agreed to pay, among other things, certain legal expenses of Mr. Lewis incurred in connection with the negotiation of the Consulting Agreement and certain travel and moving related expenses. Effective January 1, 1997, Kenneth Reimer assumed the duties of President and Chief Executive Officer of the Company on an interim basis. Mr. Reimer will receive $25 per month for each full or partial month of service and an additional $25 upon his resignation, if after March 31, 1997, or removal. The Board of Directors is conducting a search for an individual to serve as a permanent President and Chief Executive Officer of the Company.

Since February 1996, Cactus Enterprises, Inc., a company wholly owned by Kenneth Reimer, has performed certain management consulting services for the Board. Compensation for such services has been paid by the Company at a rate of $2 per day. Total fees and expenses paid in 1996 were approximately $68.


11.     FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS 107"). The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

At December 31, 1996 and January 2, 1996, the carrying amount and the fair value of the Company's financial instruments, as determined under SFAS 107, were as follows:

                                             December 31,           January 2,
                                                 1996                 1996
                                             -----------            -----------
  Long-term debt, including current portion
   and interest accrued through maturity:

            Carrying amount                   $  74,640              $  80,951
            Estimated fair value                 45,773                 47,538

The Company's long-term debt is held by a limited number of holders and is not publicly traded, and as a result, market quotes are not readily available. The fair value of the long-term debt at December 31, 1996 and January 2, 1996 is based upon the face amount of the debt resulting from the Restructuring described in Note 2 as management believes that this is most indicative of the fair value. The carrying values of accounts receivable and accounts payable approximate fair value due to the short maturity of these financial instruments.


12.      SPECIAL CHARGES AND CREDITS

Operating income for the thirteen week period ended October 1, 1996 includes a special credit of $709 for the proceeds received from the sale of certain trademarks and the termination of a trademark royalty agreement and the modification and extension of a lease related to the Company's former El Paso Bar-B-Que Company restaurants. In addition, the Company recognized $174 of charges related to the Consulting Agreement and the search for a new President and Chief Executive Officer for the thirteen week period ended October 1, 1996 and $96 for the thirteen week period ended July 2, 1996. Operating income for the thirteen week period ended July 2, 1996 includes a special credit of $699 for insurance proceeds received related to a fire loss incurred in February 1994.

Operating loss for the thirteen week period ended January 2, 1996 includes special charges of $12,273, which includes $4,501 related to the reserve for store closings. Also included in the special charges is $7,772 to recognize the write- down of certain assets in property, plant and equipment to estimated fair values in accordance with the adoption of SFAS 121.

Operating loss for the fourteen week period ended January 3, 1995 includes special charges to reserves of $1,435 resulting primarily from the decision to close one buffet restaurant and adjustments to the units previously reserved to be closed. Also included is a credit of $442 related to the settlement of a lawsuit by the Internal Revenue Service. The loss from operations for the thirteen week period ended September 27, 1994 includes special charges to reserves of $1,221 resulting primarily from the closing of a specialty restaurant. Of the total special charges of $2,214 during the period ended January 3, 1995, approximately $1,164 relates to the write-down of assets.




                                   * * * * * *

Item 9.      Changes In and Disagreements With Accountants
             On Accounting and Financial Disclosure

        None
                                  PART III

Item 10.  Directors and Executive Officers of the Registrant

The names and ages of all current directors and executive officers of the Company are set forth below. The Board of Directors (the "Board") currently consists of six persons, each with one-year terms. The business address of each of the directors and executive officers listed below is c/o Furr's/Bishop's, Incorporated, 6901 Quaker Avenue, Lubbock, Texas 79413.

Directors and Executive Officers of Furr's/Bishop's, Incorporated

        Name                         Age     Position
        ----                         ---     --------
        Donald M. Dodson             59      Vice President, Operations
                                                  Services
        John R. Egenbacher           41      Vice President, Real Estate
        Jim H. Hale                  55      Vice President, Field Operations
        Suzanne Hopgood (1)          47      Director
        Kevin E. Lewis               31      Director, Chairman of the Board
        Gilbert C. Osnos (2)         67      Director
        Kenneth F. Reimer            57      Director, President and Chief
                                                  Executive Officer
        Alton R. Smith               44      Executive Vice President,
                                                  Secretary
        Sanjay Varma (2)             42      Director
        E.W. Williams, Jr. (1)(2)    69      Director
        _______________

        (1)  Member of Audit Committee.
        (2)  Member of Compensation Committee.

E.W. Williams, Jr. has been a member of the Board of Directors since 1991; Kevin E. Lewis was elected to the Board of Directors and appointed Chairman in June 1993 and each of the other Directors were elected to the Board of Directors in January 1996.

The business experience during the past five years of each director is summarized below.

Suzanne Hopgood has served as President of the Hopgood Group since founding the company in 1985. The company provides consulting, development and brokerage services to clients interested in hotel investments. Prior to founding the Hopgood Group, she served as second vice president at Aetna Realty Investors where she oversaw one-third of the corporation's multi-billion dollar real estate equity portfolio. Before joining Aetna, she was vice president and senior loan officer of the Lowell Institution for Savings in Lowell, Massachusetts. Ms. Hopgood serves on the board of directors of the Greater Hartford Arts Council and The Hartford Ballet, and is a director emerita of the Connecticut Business & Industry Association. She holds memberships in the Real Estate Exchange, Real Estate Finance Association and the Urban Land Institute.

She is a senior fellow of the American Leadership Forum and a recognized speaker at Pension Real Estate Association and Commercial Real Estate Finance & Securitization conferences.

Kevin E. Lewis was elected Chairman of the Board of the Company on June 24, 1993 and served as President and Chief Executive Officer of the Company from July 1994 to December 1996. Prior to serving as Chairman of the Board of the Company, Mr. Lewis was a Managing Director in the New York office of Houlihan, Lokey, Howard & Zukin, Inc., a specialty investment banking firm, where he had previously served as a Senior Vice President (January 1992 - March 1993), Vice President (January 1990 - December 1991) and Associate (June 1988 -December
1989). Mr. Lewis was a director of the LVI Group, Inc. from December 1991 to May 1993 and has been a director of Robertson-Ceco Corporation since July 1993.


Gilbert C. Osnos has been President of Gilbert C. Osnos & Co., Inc. since 1981, and a partner in Grisanti Galef & Osnos Associates since 1981. Mr. Osnos began with Grisanti Galef in 1979 and became a partner in 1981. Gilbert C. Osnos & Co., Inc. was also formed in 1981 doing business as Grisanti Galef & Osnos Associates. Mr. Osnos was a director of the Turnaround Management Association from 1988 to 1993 and Chairman in 1990-91 and a director of Trivest Financial Services Corporation and Reprise Capital from 1989 to 1991. Mr. Osnos has served on the boards of directors of Mrs. Fields, Inc. since 1993 and American Mirrex since March, 1996.

Kenneth F. Reimer, Ph.D. has been Chairman and Chief Executive Officer of Reimer Enterprises, Inc. and Cactus Enterprises, Inc. engaging in management consulting activities and investment in child care centers since 1993. In January, 1997, Mr. Reimer became President and Chief Executive Officer of the Company on an interim basis. Mr. Reimer was a director of S. A. Telecommunications, Inc. from 1993 to 1995. Prior to that, Mr. Reimer was CEO, President and a director of Roma Corporation from 1984 to 1993 and is passed Chairman of the Board of Trustees of St. Edward's University.

Sanjay Varma is the principal of Rosestar Management, LLC, an affiliate of Crescent Real Estate Equities, Ltd. since 1994. Mr. Varma was Executive Vice President of Walt Disney Company, responsible for the Euro Disney Resort from 1989 to 1994 and Walt Disney World Resorts from 1986 to 1989. Prior to 1986, Mr. Varma was Area Vice President of Food & Beverage for the Marriott Hotels where he worked for eight years.

E.W. Williams, Jr. is Chairman of the Board of the Citizens Bank in Slaton, Texas and Bank of Commerce in McLean, Texas; Chairman of the Executive Committee of the Hale County State Bank, Plainview, Texas and First National Bank in Clayton, New Mexico. Mr. Williams is also Chairman of LubCo BancShares, Inc., HaleCo BancShares, Inc., GrayCo BancShares, Inc. and Union BancShares, Inc. and is Chairman of the Board of Coyote Lake Feedyard, Inc., Muleshoe, Texas. Mr. Williams has held each of these positions for longer than five years. Mr. Williams was previously a director and executive committee member of the Texas Tech University President's Council; founder of the West Texas A&M University President's Council, and was previous director of the Southern Methodist University Foundation and Alumni Association. Mr. Williams also served as Chairman of the Amarillo Hospital District. Mr. Williams currently has farming and ranching interests in Garza County and Bailey County, Texas.

The business experience during the past five years of each executive officer is summarized below.

Donald M. Dodson has been Vice President of Operations Services since 1993 and was formerly Vice President Food and Beverage from 1990 until 1993. He was Vice President of Operations from 1987 to 1990. Mr. Dodson joined the Company in 1958 and managed several cafeterias before becoming a District Manager in 1968.

John R. Egenbacher has been Vice President of Real Estate since 1993 and was formerly Manager of Real Estate from 1987 to 1993.

Jim H. Hale has been Vice President of Field Operations since April 1996 and was formerly a Regional Vice President since 1975. Mr. Hale joined the Company in 1964 and managed several cafeterias before being promoted to regional management.

Alton R. Smith has been Executive Vice President of the Company since 1993, Secretary since 1995 and was formerly Executive Vice President and Chief Financial Officer from 1989 until 1993. He was Vice President and Controller of the Company between 1986 and 1989. Prior to 1986, Mr. Smith held various positions with the Company, including Controller and Assistant Secretary from 1985 until 1986, Assistant Controller and Assistant Secretary from 1982 to 1985, Director of Taxation from 1978 to 1982 and Tax Manager from 1974 to 1978. He is a certified public accountant and joined the Company in 1974.

Section 16(a) Beneficial Ownership Reporting Compliance Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC and the NYSE. Officers, directors and greater than ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during fiscal 1996 all filing requirements were complied with by its officers, directors, and greater than ten-percent beneficial owners.

Item 11.     Executive Compensation

There is shown below information concerning the annual and long-term compensation for services in all capacities to the Company and its subsidiaries for the fiscal years ended December 31, 1996, January 2, 1996 and January 3, 1995 of those persons who were, at December 31, 1996 (i) the chief executive officer, (ii) the four other most highly compensated executive officers of the Company and its subsidiaries for the 1996 fiscal year (the "Named Officers"):

Summary Compensation Table
                                                   Long-term
                                              --------------------
                                              Compensation
                                                Awards    Payouts
                                              ---------  ---------
                          Annual Compensation    Stock  Long-Term
Name and Principal       ---------------------- Options Incentive   All Other
    Position        Year  Salary  Bonus  Other  (Shares) Payouts
Compensation
------------------  ---- ------- ------- ------ ------- --------- ------------
Kevin E. Lewis
 Chairman, former   1996 383,654 151,550   -       -        -     160,500 (2)
  President and     1995 406,539  50,000   -       -        -         -
   Chief Executive  1994 463,400  42,000   -       -        -         -
    Officer (1)

Alton R. Smith      1996 129,808  41,125   -       -        -         -
 Executive          1995 120,994   5,000   -       -        -         -
  Vice President    1994 121,500    -      -       -        -         -

Jim H. Hale         1996 121,731  39,480   -       -        -         -
 Vice President     1995 106,474  19,000   -       -        -         -
  Field Operations  1994 100,000   8,395   -       -        -         -

Donald M. Dodson    1996 129,808  27,875   -       -        -         -
 Vice President     1995 120,994   2,500   -       -        -         -
  Operations        1994 125,000  10,000   -       -        -         -

John R. Egenbacher  1996 119,423  37,835   -       -        -         -
 Vice President     1995 111,314   2,500   -       -        -         -
  Real Estate       1994 100,000   7,500   -       -        -         -
__________________________
(1) Mr. Lewis resigned as President and Chief Executive Officer effective
    December 31, 1996.
(2) Payments made to Mr. Lewis in 1996 pursuant to the Consulting Agreement defined below.

Option Grants

No grants of stock options were made during the fiscal year ended December 31, 1996 to the Named Officers which are reflected in the Summary Compensation Table. No stock appreciation rights were granted during fiscal 1996.

Option Exercises and Fiscal Year-End Values

At December 31, 1996, there were no options outstanding to the Named Officers. All options that had been granted to executive officers in prior years had terminated either by the termination of the employee or by agreement between the Company and the holders of the options.

Certain Compensation Plans

The Company has a qualified defined benefit pension plan (the "Pension Plan") covering employees and former employees of the Partnership and its affiliates, including those who were participants in the Kmart Corporation Employees' Retirement Pension Plan ( the "Kmart Pension Plan"). The Pension Plan assumed all of the obligations of the Kmart Pension Plan relating to benefits that accrued for employees and former employees of certain of the Company's subsidiaries through the consummation of the acquisition of such subsidiaries from Kmart. Kmart agreed to transfer an amount of plan assets equal to the actuarially computed accumulated benefits applicable to the Furr's and Bishop's employees in the Kmart Pension Plan.

Benefits for service prior to 1987 were based on the provisions of the Kmart Pension Plan and are frozen for such service. Effective December 31, 1988, the Pension Plan was frozen for highly compensated participants and effective June 30, 1989 benefit accruals of all participants in the Pension Plan were frozen indefinitely.

The Pension Plan covers all employees who are at least 21 years old and have one year or more of participation service and is integrated with Social Security. A participant's benefit under the Pension Plan will be the greater of (i) a benefit provided by the participant's "cash balance account" defined below, or (ii) the sum of (x) the participant's accrued benefit under the Kmart Pension Plan plus (y) for each year of service after 1986, 0.75% of the participant's "considered pay" for the year plus (z) 0.75% of considered pay exceeding the Social Security integration level for the year. "Considered pay" is comprised of total W-2 compensation, excluding extraordinary items, such as moving expenses and imputed income, and including pre-tax amounts deferred under the Employees' Savings Plan described below. The Social Security integration level is one-half of the Social Security Taxable Wage Base for the year, rounded to the next highest $1,000. A participant's cash balance account will contain an amount equal to the sum of (i) 2% of 1986 considered pay multiplied by the number of years of benefit service prior to 1987, plus (ii) 2% of considered pay for each year thereafter, plus (iii) 6% interest per annum. The normal form of benefit under the Pension Plan will be a life annuity for an unmarried participant and a 50% joint and survivor annuity in the case of a married participant. Alternatively, participants may elect an optional form of payment which is the actuarial equivalent of the life annuity. Participants are fully vested in accrued benefits under the Pension Plan after five years of vesting service. Unreduced benefits are payable at age 65, or, if earlier, when age plus years of service equals ninety.

The following table shows the amounts payable using the pension plan formula and the benefits accrued under the predecessor plans.

Approximate Annual Pension at Age 65*

   Current                           Total Service As of 12/31/88


   Compensation    5 Years       15 Years       25 Years       35 Years
  $ 75,000        $ 3,700        $ 9,500        $15,400        $21,400
   100,000          5,000         13,500         21,800         30,100
   125,000          6,300         17,300         28,000         38,600
   150,000          7,700         21,100         34,200         47,200
   175,000          9,000         25,000         40,300         55,700
   200,000         10,400         28,800         46,500         64,200
   225,000         11,700         32,600         52,700         72,800
   325,000         17,000         48,300         77,800         94,023

   *  Estimates of frozen pension plan benefits.

The total plan years of service at June 30, 1989 (the date benefit accruals were frozen) of the five Named Officers of the Company and its subsidiaries are Kevin E. Lewis 0, Alton R. Smith 15, Donald M. Dodson 31, Jim H. Hale 26, and John R. Egenbacher 1. If Mr. Smith, Mr. Dodson, Mr. Hale and Mr. Egenbacher were to retire on their respective retirement dates, they would receive monthly payments of $848, $3,265, $2,027 and $117, respectively.

Cafeteria Operators established an Employees 401K Plan which is qualified under Sections 401(a) and 401(k) of the Code (the "401K Plan"). Under the 401K Plan, participants may elect to make pre-tax contributions, in an amount equal to from 1% to 12% of "considered pay", which consists of total W-2 compensation for personal services, excluding extraordinary pay, such as moving expenses and imputed income. Pre-tax contributions were limited to $9,500 in 1996. Additionally, Cafeteria Operators may make discretionary contributions to the 401K Plan. Employees will be eligible to participate in the 401K Plan at age 21 with one year of participation service.

Participants' contributions are always fully vested. The Board of Directors of the Company will either designate Cafeteria Operators and the Company contributions as fully vested when made, or Cafeteria Operators and the Company contributions will be subject to a vesting schedule under which 100% of the Cafeteria Operators and the Company contributions are vested after seven years. Employee contributions may be invested either in a fixed income fund, consisting of guaranteed interest contracts and government securities, or five different equity funds with various growth and income objectives. Loans from participants' pre-tax accounts are permitted after two years of participation.

Participants may generally receive their vested account balances at the earlier of retirement or separation from service.

Non-employee directors of the Company receive a fee of $1,500 per month and $1,000 per board meeting attended as compensation for their services. In addition, non-employee directors who are members of any Committee of the Board receive $500 for each meeting attended.

The Board of Directors adopted, and on January 2, 1996 the stockholders approved, the 1995 Stock Option Plan authorizing an aggregate of 40,540,795 shares of Common Stock (the "1995 Option Plan"). After giving effect to the reverse stock split, there are 2,702,720 shares of Common Stock reserved for issuance pursuant to the 1995 Option Plan. A Committee of the Board of Directors administers the 1995 Option Plan, including determining the employees to whom awards will be made, the size of such awards and the specific terms and conditions applicable to awards, such as vesting periods, circumstances of forfeiture and the form and timing of payment. Grants including stock options, stock appreciation rights and restricted stock may be made to selected employees of the Company and its subsidiaries and non-employee directors of the Company. On November 22, 1996, options to purchase 6,666 shares of Common Stock were issued to each non-employee director of the Company pursuant to the provisions of the 1995 Option Plan.

On June 7, 1996, the Company, Cafeteria Operators and Kevin E. Lewis entered into the Consulting and Indemnity Agreement and General Release (the "Consulting Agreement") pursuant to which, among other things, Mr. Lewis would resign as President and Chief Executive Officer effective September 30, 1996 and would resign his position as Chairman of the Board on December 31, 1996, unless requested by the Board of Directors to continue until December 31, 1997. On September 17, 1996 at the request of the Board of Directors, Mr. Lewis agreed to remain President and Chief Executive Officer beyond September 30, 1996 with no change to the financial terms of the Consulting Agreement. On December 24, 1996, Mr. Lewis resigned as President and Chief Executive Officer effective December 31, 1996 and was requested by the Board to continue as Chairman of the Board into 1997. After his resignation as President and Chief Executive Officer, Mr. Lewis will serve as a consultant to the Company until December 31, 1997. Pursuant to the Consulting Agreement, Mr. Lewis will receive an annual base salary of $350,000, pro-rated through the end of 1996 and $250,000 through the end of 1997. Mr. Lewis received $75,000 upon the execution of the Consulting Agreement, $75,000 on September 30, 1996 and will receive $100,000 on December 31, 1997. In addition, Mr. Lewis is entitled to receive $100,000 if requested to assist in certain negotiations on behalf of the Company and additional compensation based upon the success of such negotiations. Furthermore, the Company agreed to pay, among other things, certain legal expenses of Mr. Lewis incurred in connection with the negotiation of the Consulting Agreement and certain travel and moving related expenses.

Effective January 1, 1997, Kenneth Reimer assumed the duties of President and Chief Executive Officer of the Company on an interim basis. Mr. Reimer will receive $25,000 per month for each full or partial month of service and an additional $25,000 upon his resignation, if after March 31, 1997, or removal. The Board of Directors is conducting a search for an individual to serve as a permanent President and Chief Executive Officer of the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Principal Stockholders

To the best knowledge of management of the Company, no person owned beneficially, as of February 28, 1997, more than five percent of the outstanding shares of the Company's Common Stock, except as follows:

<CAPTIONS>                                    Amounts and
                                               Nature of       Percent
          Name and Address of                  Beneficial      of Total
          Beneficial Owner                     Ownership        Common
          -------------------                  ---------        ------
          Teachers Insurance and Annuity        8,607,637        17.7%
            Association of America
          730 Third Avenue
          New York, NY  10011

          Cudd & Co.                            8,499,857        17.5%
          1345 Avenue of the Americas
          New York, NY  10105

          John Hancock Mutual Life              5,477,994        11.3%
            Insurance Company
          P.O. Box 111
          Boston, MA  02117

          The Northwestern Mutual Life          5,471,679        11.2%
            Insurance Company
          720 East Wisconsin Avenue
          Milwaukee, WI  53202

          The Mutual Life Insurance             4,105,339         8.4%
            Company of New York
          1740 Broadway
          New York, NY  10019

          Principal Mutual Life                 3,286,701         6.8%
            Insurance Company
          711 High Street
          Des Moines, IA  50392

          Rock Finance, L.P.                    2,998,860         6.2%
          1560 Sherman Avenue
          Evanston, IL  60201

          SC Fundamental Value Fund, L.P. (1)   3,787,342         7.8%
          SC Fundamental Value BVI, Inc.
          SC Fundamental, Inc.
          Peter Collery
          Gary Siegler
          712 5th Avenue
          New York, NY  10019

        (1)  Ownership reflected in Schedule 13D indicates SC Fundamental Value
             Fund, L.P. has shared voting power on 2,570,280 shares, SC
             Fundamental Value BVI, Inc. has sole voting power on 1,215,562 shares, SC Fundamental, Inc. has shared voting power on 2,570,280 shares, Peter Collery has shared voting power on 3,785,842 shares, and Gary Siegler has sole voting power on 1,500 shares and shared voting power on 3,787,342 shares.

As a part of the Restructuring, certain holders of the Old Class A Common Stock, Old Class B Common Stock and Old Convertible Preferred Stock received warrants to purchase an aggregate of 32,419,774 shares of Common Stock at a purchase price of $0.074 per share and Kmart received warrants to purchase an aggregate of 8,108,159 shares of Common Stock at a purchase price of $0.074 per share. Such warrants are exercisable at any time and expire on January 2, 2001. Following the reverse stock split that became effective on March 22, 1996, and subject to the adjustments thereby, such warrants were adjusted and thereafter evidence the right to purchase one-fifteenth of one share of Common Stock at an exercise price of $1.11 per share, for an aggregate of 2,161,318 and 540,544 shares, respectively.

Management Stock Ownership

As of February 28, 1997, according to information furnished to the Company, each director, the Named Officers and all officers and directors as a group, owned beneficially the indicated number and percentage of outstanding Common Stock, after giving effect to the reverse stock split.

                                                           Common Stock
Name of                      Common Stock                Including Warrants
Beneficial                 Number     Percent            Number      Percent
Owner (1)                of Shares    of Class          of Shares    of Class
----------               ---------    --------          ---------    --------
Donald M. Dodson            744           (3)              2,063          (3)
John R. Egenbacher        1,266           (3)              3,519          (3)
Jim H. Hale                   0           (3)              3,691          (3)
Kevin E. Lewis (2)       61,876         0.13%            597,703        1.22%
Alton R. Smith              251           (3)                696          (3)
E.W. Williams, Jr.       16,169         0.03%             44,934        0.09%
All Officers and
   Directors as
   a Group               81,306         0.17%            655,382        1.33%


(1) Unless otherwise indicated in these notes, each person named in the table owns directly the number of Shares indicated and has the sole power to vote and dispose of such Shares. Directors and Named Officers that are not included above have reported no ownership of common stock of the Company.
(2) Common Stock and Warrants owned by KL Group, Inc., which is wholly owned by Kevin Lewis.
(3)  Percentage is less than 0.01%.

Item 13.  Certain Relationships and Related Transactions

Transactions with Management and Others

During the Restructuring, Chanin & Co. and Mr. Russell Belinsky, who was a director of the Company during 1996, as a Managing Director of Chanin & Co. provided financial advisory services to the original 11% Noteholders. The fees and expenses of Chanin & Co. were paid by the Company and approximated $664,000 in 1995. The activities of Chanin & Co. were terminated at the close of the Restructuring on January 2, 1996.

Since February 1996, Cactus Enterprises, Inc., a company wholly owned by Kenneth Reimer, has performed certain management consulting services for the Board. Compensation for such services has been paid by the Company at a rate of $2,000 per day. Total fees and expenses paid in 1996 were approximately $68,000. Effective January 1, 1997, Mr. Reimer assumed the duties of the President and Chief Executive Officer of the Company on an interim basis. The Board of Directors is conducting a search for an individual to serve as a permanent President and Chief Executive Officer of the Company.

On June 7, 1996, the Company, Cafeteria Operators and Kevin E. Lewis entered into the Consulting Agreement pursuant to which, among other things, Mr. Lewis would resign as President and Chief Executive Officer effective September 30, 1996 and would resign his position as Chairman of the Board on December 31, 1996, unless requested by the Board of Directors to continue until December 31, 1997. On September 17, 1996 at the request of the Board of Directors, Mr. Lewis agreed to remain President and Chief Executive Officer beyond September 30, 1996 with no change to the financial terms of the Consulting Agreement. On December 24, 1996, Mr. Lewis resigned as President and Chief Executive Officer effective December 31, 1996 and was requested to remain as Chairman of the Board into 1997. After his resignation as President and Chief Executive Officer, Mr. Lewis will serve as a consultant to the Company until December 31, 1997. Pursuant to the Consulting Agreement, Mr. Lewis will receive an annual base salary of $350,000, pro-rated through the end of 1996 and $250,000 through the end of 1997. Mr. Lewis received $75,000 upon the execution of the Consulting Agreement, $75,000 on September 30, 1996 and will receive $100,000 on December 31, 1997. In addition, Mr. Lewis is entitled to receive $100,000 if requested to assist in certain negotiations on behalf of the Company and additional compensation based upon the success of such negotiations. Furthermore, the Company agreed to pay, among other things, certain legal expenses of Mr. Lewis incurred in connection with the negotiation of the Consulting Agreement and certain travel and moving related expenses.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

        (a)  The following documents are filed as a part of this Annual Report
on               Form 10-K:

             (1)  Financial Statements

                  The financial statements filed as part of this report are
listed                    in the "Index to Consolidated Financial Statements"
at Item 8.

             (2)  Financial Statement Schedule
                  Furr's/Bishop's, Incorporated

                                                                        Page
        Schedule    Description                                          No.
        --------    -----------                                         ----
        II-  Consolidated Valuation and Qualifying Accounts             S-1

Schedules not listed above have been omitted because they are either not applicable, not material or the required information has been given in the financial statements or in notes to the financial statements.

        (b)  Reports on Form 8-K

During the fourth quarter of 1996, the Company filed no reports on Form 8-K.

        (c)  Exhibits

Exhibit
  No.               Description

  11       Computation of Net Income (Loss) Per Common Share
  21       Subsidiaries of Furr's/Bishop's, Incorporated.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FURR'S/BISHOP'S, INCORPORATED

DATE:   March 12, 1997                /s/ Kenneth F. Reimer
                                      ---------------------------
                                      Kenneth F. Reimer
                                      President and
                                      Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Furr's/Bishop's, Incorporated and on the dates indicated.



DATE:   March 12, 1997                /s/ Suzanne Hopgood
                                      ----------------------------
                                      Suzanne Hopgood
                                      Director

DATE:   March 12, 1997                /s/ Kevin E. Lewis
                                      ----------------------------
                                      Kevin E. Lewis
                                      Director, Chairman
                                      of the Board

DATE:   March 12, 1997                /s/ Gilbert C. Osnos
                                      ----------------------------
                                      Gilbert C. Osnos
                                      Director

DATE:   March 12, 1997                /s/ Alton R. Smith
                                      ----------------------------
                                      Alton R. Smith
                                      Principal Accounting Officer

DATE:   March 12, 1997                /s/ Sanjay Varma
                                      ----------------------------
                                      Sanjay Varma
                                      Director

DATE:   March 12, 1997                /s/ E. W. Williams, Jr.
                                      ----------------------------
                                      E. W. Williams, Jr.
                                      Director

                                                                    EXHIBIT 21




                               SUBSIDIARIES OF
                        FURR'S/BISHOP'S, INCORPORATED




Furr's/Bishop's Cafeterias, L.P. and Subsidiaries
   Cafeteria Operators, L.P.
     A Delaware limited partnership
     Doing business as Furr's Cafeterias and Bishop's Buffets



Cavalcade Holdings, Inc. and Subsidiaries
   Cavalcade Foods, Inc.
   A Delaware corporation

                                                                    EXHIBIT 11
               FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
                 COMPUTATION OF NET INCOME (LOSS) PER SHARE
         (dollars and shares in thousands, except per share amounts)

                                         Fifty-Two    Fifty-Two   Fifty-three
                                        Weeks Ended  Weeks Ended  Weeks Ended
                                        December 31,  January 2,   January 3,
                                           1996          1996         1995
                                        -----------  -----------  -----------
Income (loss) before extraordinary item $     8,363  $   (38,863) $   (21,342)
Extraordinary gain                                       170,239
                                        -----------  -----------  -----------
Income (loss)                           $     8,363  $   131,376  $   (21,342)
                                        ===========  ===========  ===========
Primary income (loss) per common share:

   Weighted average number of common
      shares outstanding (1)                 48,665       48,649       48,649
   Dilutive effect of stock options
      outstanding after application of
      treasury stock method                     785
                                             49,450       48,649       48,649
                                        ===========  ===========  ===========
   Income (loss) per common share before
      extraordinary item                $      0.17  $     (0.80) $     (0.44)
   Extraordinary credit per
      common share                                          3.50
                                        -----------  -----------  -----------
   Net income (loss) per
      common share                      $      0.17  $      2.70  $     (0.44)
                                        ===========  ===========  ===========

Fully diluted income (loss) per common
   share:

   Weighted average number of common
      shares outstanding (1)                 48,665       48,649       48,649
   Dilutive effect of stock options
      outstanding after application of
      treasury stock method                     785        2,702        2,702
                                        -----------  -----------  -----------
   Fully diluted weighted average
      common shares outstanding              49,450       51,351       51,351
                                        ===========  ===========  ===========
   Fully diluted income (loss) per
      common share before extraordinary
      item                              $      0.17  $     (0.76)      N/A (2)
   Fully diluted extraordinary credit
      per common share                                      3.32

   Fully diluted net income
      per common share                  $      0.17  $      2.56       N/A (2)

(1)  Based upon 48,649 shares outstanding at January 2, 1996 and January 3,
     1995 after giving effect to the Restructuring and the reverse stock split.
(2) The exercise of outstanding warrants would be antidilutive and result in the fully diluted net income (loss) per common share being less than the primary net income (loss) per common share.

                                                                  SCHEDULE II

FURR'S/BISHOP'S INCORPORATED AND SUBSIDIARIES
---------------------------------------------
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)
-------------------------------------------------------------------------------



                                       Additions
                                 ----------------------
                     Balance at Charged to  Charged to             Balance at
                     Beginning  Costs and     Other                  End of
Description          of Period  Expenses     Accounts  Deductions    Period
-------------------- ---------  ---------    --------  ----------  ----------
YEAR ENDED
 DECEMBER 31, 1996:
  Reserve for
  store closing      $   5,839  $    226     $    160  $  2,677(1)  $  3,548
                     =========  ========     ========  ========     ========
  Allowance for
  doubtful accounts
  receivable         $      27  $     (1)(2) $    -    $      6(3)  $     20
                     =========  ========     ========  ========     ========
YEAR ENDED
 JANUARY 2, 1996:
  Reserve for
  store closing      $   3,479  $  4,155     $    -    $  1,795(1)  $  5,839
                     =========  ========     ========  ========     ========
  Allowance for
  doubtful accounts
  receivable         $      64  $    (16)(2) $    -    $     21(3)  $     27
                     =========  ========     ========  ========     ========
YEAR ENDED
 JANUARY 3, 1995:
  Reserve for
  store closing      $   4,749  $  1,083     $    -    $  2,353(1)  $  3,479
                     =========  ========     ========  ========     ========
  Allowance for
  doubtful accounts
  receivable         $      35  $     29     $    -    $    -       $     64
                     =========  ========     ========  ========     ========

(1) Includes costs and expenses incurred during the year on closed units and severance payments.
(2)  Net adjustment reflects $12 reversal of expense in 1996 and $16 in 1995.
(3)  Related asset account was written off.
