Form 10-K/A
period 1996-12-31
FURRS BISHOPS INC
filed 1997-04-10
CIK 872548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549
                                 FORM 10-K/A
                               AMENDMENT NO.1

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

                     DOCUMENTS INCORPORATED BY REFERENCE
                                    NONE

Item 8 is amended to revise the date reported on page F-2 and reads as follows:

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

March 28, 1996
Dallas, Texas


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

Current tax laws and regulations relating to specified changes in ownership limit the availability of the Company's utilization of Cavalcade Holdings' and Cavalcade Foods' net operating loss and tax credit carryforwards (collectively, tax attributes). A change in ownership of greater than 50% of a corporation within a three-year period causes such annual limitations to be placed in effect. Such a change in ownership is deemed to have occurred on June 24, 1993, when KL Group acquired 1,119,151 Class B Common shares and an option to purchase nearly all of the remaining Class B Common shares of the Company.
This ownership change limits the utilization of the Company-affiliated group tax attributes incurred through June 24, 1993. Additionally, a second change of ownership is deemed to have occurred on March 28, 1996, when the holders of 95% of the limited partner interest of the Partnership exchanged such interest for 95% of the outstanding Common Stock of the Company. As of December 31, 1996, the Company-affiliated group tax attributes not subject to limitation are approximately $317.

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


9.    QUARTERLY FINANCIAL DATA (UNAUDITED)

                                            Thirteen Weeks Ended
                                  April 2    July 2   October 1   December 31
                                 --------   --------  ---------   ----------
Year ended December 31, 1996:
        Sales                    $ 48,817   $ 50,678   $ 50,002     $ 47,930
        Gross profit (1)           33,402     34,643     33,880       32,825
        Net income                  2,025      3,301(2)   2,194(2)       843
        Net income per common share   0.0       0.07       0.04         0.02

                                           Thirteen Weeks Ended
                                  April 4   July 4  October 3   January 2
                                 --------  -------- ---------  ----------
Year ended January 2, 1996:
        Sales                    $ 52,754 $ 54,216   $ 53,944    $ 49,179
        Gross profit (1)           35,618   36,190     36,441      33,018
        Loss before
          extraordinary item       (6,117)  (6,280)    (6,944)    (19,522)(2)

        Loss per common share
          before extraordinary
             item                   (0.13)   (0.13)     (0.14)      (0.40)
        Net income (loss)          (6,117)  (6,280)    (6,944)    150,717(2)(3)

        Net income (loss) per
          common share              (0.13)   (0.13)     (0.14)       3.10

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




                                   * * * * * *

Item 14(c) is amended to read as follows:
       (c) Exhibits
Exhibit
No.    Description

3.1 Amended and Restated Certificate of Incorporation of Furr's/Bishop's, Incorporated, incorporated by reference from the Registrant's Registration Statement on Form S-4 (File No. 33-38978).

3.2 By-laws of Furr's/Bishop's, Incorporated, as amended September 17, 1996, incorporated by reference from the Registrant's Form 10-Q for the quarter ended October 1, 1996.

3.3 Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Furr's/Bishop's, Incorporated, incorporated by reference from the Registrant's Registration Statement on form S-4 (File No. 33-92236).

3.4 Second Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Furr's/Bishop's, Incorporated, incorporated by reference from the Registrant's Form 10-K for the year ended January 2, 1996.

4.1 Amended and Restated Indenture, dated as of November 15, 1995, by and between Cafeteria Operators, L.P. and Fleet National Bank of Massachusetts (fka Shawmut Bank, N.A.), incorporated by reference from the Registration Statement on Form S-1 of Cafeteria Operators, L.P. (File No. 333-4578).

4.2 First Supplemental Indenture dated as of January 24, 1996, by and between Cafeteria Operators, L.P. and Fleet National Bank of Massachusetts (fka Shawmut Bank, N.A.), incorporated by reference from the Registration Statement on Form S-1 of Cafeteria Operators, L.P. (File No. 333-4578).

10.1   Exchange Agreement, dated as of November 15, 1995, among
       Furr's/Bishop's, Incorporated, Cafeteria Operators, L.P. and holders of the 11% Senior Secured Notes, incorporated by reference from Registrant's Registration Statement on Form S-4 (File No. 33-92236).

10.2 Warrant Agreement dated as of July 10, 1995 by and between Furr's/Bishop's, Incorporated and Chemical Bank, incorporated by reference from the Registrant's Registration Statement on Form S-4 (File No. 33-92236).

10.3 Consulting and Indemnity Agreement and General Release, dated as of June 7, 1996 by and between Kevin E. Lewis, Furr's/Bishop's, Incorporated and Cafeteria Operators, L.P., incorporated by reference from the Registrant's Registration Statement on Form S-1 (File No. 333-4876).

10.4 First Amendment to Consulting and Indemnity Agreement and General Release, dated as of September 17, 1996 by and between Kevin E. Lewis, Furr's/Bishop's, Incorporated and Cafeteria Operators, L.P., incorporated by reference from the Form 10-K for the fiscal year ended December 31, 1996 of Cafeteria Operators, L.P. (File No. 333-4578).

11.0   Computation of Net Income (Loss) Per Common Share

21.0   Subsidiaries of the Registrant.
                                      4

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FURR'S/BISHOP'S, INCORPORATED

DATE:   April 10, 1997                /s/ Alton R. Smith
                                      ---------------------------
                                      Alton R. Smith
                                      Principal Accounting Officer

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