Form 10-K/A
period 1996-12-31
FURRS BISHOPS INC
filed 1997-05-13
CIK 872548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549
                                 FORM 10-K/A
                               AMENDMENT NO.2

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

27.0   Financial Data Schedule.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FURR'S/BISHOP'S, INCORPORATED

DATE:    May 12, 1997                 /s/ Alton R. Smith
                                      ---------------------------
                                      Alton R. Smith
                                      Principal Accounting Officer