Form 10-Q
period 1997-04-01
FURRS BISHOPS INC
filed 1997-05-16
CIK 872548

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 1, 1997

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

------------------------------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES X      NO
                                   ---       ---

     As of May 12, 1997, there were 48,674,850 shares of Common Stock outstanding.


                                  Page 1 of 15
                        Exhibit Index Located on Page 11

                          FURR'S/BISHOP'S, INCORPORATED


                                      INDEX


PART I.  FINANCIAL INFORMATION                                             PAGE



     Item 1.   Financial Statements


             Condensed Consolidated Balance Sheets -
             April 1, 1997 (Unaudited) and December 31, 1996                  3

             Unaudited Condensed Consolidated Statements
             of Operations - For the thirteen weeks
             ended April 1, 1997 and April 2, 1996                            5

             Unaudited Consolidated Statement of Stockholders'
             Deficit - For the thirteen weeks ended
             April 1, 1997                                                    6

             Unaudited Condensed Consolidated Statements of
             Cash Flows - For the thirteen weeks ended
             April 1, 1997 and April 2, 1996                                  7

             Notes to Unaudited Condensed Consolidated
             Financial Statements                                             8


     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            9

PART II. OTHER INFORMATION                                                   11

SIGNATURES                                                                   12

                 FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except per share amounts)


                                                       April 1,    December 31,
                                                        1997          1996
                                                     -----------   -----------
                                                     (Unaudited)
Assets

Current assets:
    Cash and cash equivalents                        $    1,413     $    3,696
    Accounts and notes receivable, net                    1,180          1,186
    Inventories                                           5,603          5,722
    Prepaid expenses and other                            1,179            380
                                                     ----------     ----------
       Total current assets                               9,375         10,984

Property, plant and equipment, net                       59,299         63,806
Other assets                                                544            469
                                                     ----------     ----------
                                                     $   69,218     $   75,259
                                                     ==========     ==========
































See notes to unaudited condensed consolidated financial statements.
                                                  (Continued on following page)

                 FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                (dollars in thousands, except per share amounts)



                                                       April 1,    December 31,
                                                        1997          1996
                                                     -----------   ------------
                                                     (Unaudited)
Liabilities and Stockholders' Deficit

Current liabilities:
    Current maturities of long-term debt             $     5,493   $     5,493
    Trade accounts payable                                 6,148         5,498
    Other payables and accrued expenses                   13,742        14,882
    Reserve for store closings - current portion           1,056         1,078
                                                     -----------   -----------
       Total current liabilities                          26,439        26,951

Reserve for store closings, net of current portion         2,605         2,470
Long-term debt, net of current portion                    66,401        69,147
Other payables                                             7,146         8,265
Excess of future lease payments over fair value,
  net of amortization                                      3,353         3,482

Commitments and contingencies

Stockholders' deficit:
    Preferred stock, $.01 par value; 5,000,000
      shares authorized, none issued
    Common stock, $.01 par value; 65,000,000 shares
      authorized, 48,672,193 and 48,671,188 issued
       and outstanding                                       487           487
    Additional paid-in capital                            55,867        55,866
    Pension liability adjustment                          (2,854)       (2,854)
    Accumulated deficit                                  (90,226)      (88,555)
                                                     -----------   -----------
       Total stockholders' deficit                       (36,726)      (35,056)
                                                     -----------   -----------
                                                     $    69,218   $    75,259
                                                     ===========   ===========














See notes to unaudited condensed consolidated financial statements.

                 FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)

                                                       Thirteen weeks ended
                                                   ----------------------------
                                                   April 1, 1997  April 2, 1996

Sales                                              $     47,353   $     48,747

Costs and expenses:
    Cost of sales (excluding depreciation)               14,343         15,089
    Selling, general and administrative                  29,469         29,218
    Depreciation and amortization                         2,725          2,349
    Special charges (net)                                 2,431              0
                                                   ------------   ------------
                                                         48,968         46,656
                                                   ------------   ------------
Operating income (loss)                                  (1,615)         2,091

Interest expense                                             56             66
                                                   ------------   ------------
Net income (loss)                                  $     (1,671)  $      2,025
                                                   ============   ============
Weighted average number of shares
  of common stock outstanding:
    Primary                                          49,152,508     50,251,366
                                                   ============   ============
    Fully diluted                                    49,187,994     50,251,366
                                                   ============   ============
Net income (loss) per share:
    Primary                                        $      (0.03)  $       0.04
                                                   ============   ============
    Fully diluted                                  $      (0.03)  $       0.04
                                                   ============   ============























See notes to unaudited condensed consolidated financial statements.

                 FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                   FOR THE THIRTEEN WEEKS ENDED APRIL 1, 1997
                             (dollars in thousands)

                              Additional  Pension                   Total
                       Common  Paid-In   Liability  Accumulated  Stockholders'
                       Stock   Capital   Adjustment   Deficit      Deficit
Balance,
  December 31, 1996    $  487  $ 55,866   $ (2,854)   $ (88,555)   $  (35,056)

    Warrants exercised                1                                     1

    Net loss                                             (1,671)       (1,671)
                       ------  --------   --------    ---------     ---------
Balance,
  April 1, 1997        $  487  $ 55,867   $ (2,854)   $ (90,226)    $ (36,726)
                       ======  ========   ========    =========     =========






































See notes to unaudited condensed consolidated financial statements.

                 FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                      Thirteen weeks ended
                                                   ---------------------------
                                                   April 1, 1997 April 2, 1996
Cash flows from operating activities:
 Net income:                                       $   (1,671)   $    2,025
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortizatio                        2,725         2,349
    Loss (gain) on disposition of assets                   34           (28)
    Special charges (credits)                           2,431
    Other, net                                            111           295
    Changes in operating assets and liabilities:
     Decrease in accounts and notes receivable              5           143
     Decrease in inventories                              119           190
     Increase in prepaid expenses and other              (798)         (215)
     Decrease in trade accounts payable and other
      payables, accrued expenses and other
       liabilities                                       (485)         (481)
                                                    ---------    ----------
    Net cash provided by operating activities           2,471         4,278
                                                    ---------    ----------
Cash flows used in investing activities:
 Purchases of property, plant and equipment            (1,641)       (1,928)
 Expenditures charged to reserve for store
  closings                                               (377)         (342)
 Proceeds from the sale of property, plant and
  equipment                                                 4            59
 Other, net                                                (1)           58
                                                    ---------    ----------
    Net cash used in investing activities              (2,015)       (2,153)
                                                    ---------    ----------
Cash flows used in financing activities:
 Payment of indebtedness                               (2,746)       (1,048)
 Other, net                                                 7           (23)
                                                    ---------    ----------
    Net cash used in financing activities              (2,739)       (1,071)
                                                    ---------    ----------
 Increase (decrease) in unrestricted cash and
  cash equivalents                                     (2,283)        1,054

 Cash and cash equivalents at beginning of period       3,696           186
                                                    ---------    ----------
 Cash and cash equivalents at end of period         $   1,413    $    1,240
                                                    =========    ==========
Supplemental disclosure of cash flow information:
 Interest paid, including $2,746 and $1,007
  of interest classified as payment of
  indebtedness                                      $   2,748    $    1,015
                                                    =========    ==========


See notes to unaudited condensed consolidated financial statements.

                 FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         --------------------------------------------------------------



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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements, and notes thereto, which are included in the Company's Form 10-K for the year ended December 31, 1996. The accompanying unaudited condensed consolidated financial statements reflect the accounts of the Company after elimination of all material intercompany and interpartnership accounts and transactions, and in the opinion of management include all adjustments, of a normal recurring nature, necessary for a fair presentation. Certain expenditures benefiting more than one period are charged to operations on a percentage of sales or on a pro rata basis over the 52-53 week fiscal year. Certain amounts have been reclassified in the statements of operations for the thirteen weeks ended April 2, 1996 to conform to the classifications used in the financial statements for the period ended April 1, 1997.

     The results of operations for the thirteen weeks ended April 1, 1997 may not be indicative of the results that may be expected for the fiscal year ending December 30, 1997.


NOTE B:  Income Tax

     During the thirteen week period ended April 1, 1997, the Company had a net loss for income tax purposes. The resulting tax benefit from the net operating loss has been offset by an increase in the tax valuation allowance.


NOTE C:  Special Charges

     The loss from operations for the quarter ended April 1, 1997 includes net special charges of $2.4 million primarily resulting from the writedown to carrying values of property, plant and equipment. The results of operations includes a charge of $1.9 million for the writedown of assets and adjustments to closed store reserves of units previously closed, as well as one unit to be closed. Also included is $1.8 million to recognize the writedown of certain assets in property, plant and equipment to estimated fair values in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). Also included is a credit of $1.3 million related to the settlement of a lawsuit previously filed against the Company by the Internal Revenue Service.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Thirteen Weeks Ended April 1, 1997
----------------------------------

     Results of operations. Sales for the first fiscal quarter of 1997 were $47.4 million, a decrease of $1.4 million from the same quarter of 1996. The operating loss for the first quarter of 1997 was $1.6 million compared to income of $2.1 million in the comparable period in the prior year. The operating results of the first quarter of 1997 included net special charges of $2.4 million. The net loss for the first quarter of 1997 was $1.7 million compared to income of $2.0 million in the first quarter of 1996. During the first quarter of 1997, sales were negatively impacted by severe winter weather and by including fewer units in the operating results.

     Sales. Restaurant sales in comparable units were 1.2% lower in the first quarter of 1997 than the same quarter of 1996. Sales for the first fiscal quarter were $228 thousand lower than the prior year due to there being a net of two fewer units included in operating results. Sales by Dynamic Foods to third parties was $585 thousand lower in the first quarter of 1997 than the prior year.

     Cost of sales. Excluding depreciation, cost of sales was 30.3% of sales for the first quarter of 1997 as compared to 31.0% for the same quarter of 1996. The decrease in the percentage of revenues was the result of changes in the menu mix and lower product costs.

     Selling, general and administrative. Selling, general and administrative ("SG&A") expense was higher in the aggregate by $251 thousand in the first quarter of 1997 as compared to 1996 due to increases in some expense categories being partially offset by there being fewer units included in the operating results. The change in SG&A expense included increases of $409 thousand in salaries, wages and related benefits, $214 thousand in marketing expense, and decreases of $115 thousand in taxes other than income tax. SG&A expense was $305 thousand lower than the prior year due to there being a net of two fewer units included in operating results.

     Depreciation and amortization. Depreciation and amortization expense was higher by $376 thousand in the first quarter of 1997 due primarily to higher depreciation on newly acquired property, plant and equipment, along with the use of shorter depreciation periods.

     Special Charges. The loss from operations for the quarter ended April 1, 1997 includes net special charges of $2.4 million primarily resulting from the writedown to carrying values of property, plant and equipment. The results of operations includes a charge of $1.9 million for the writedown of assets and adjustments to closed store reserves of units previously closed, as well as one unit to be closed. Also included is $1.8 million to recognize the writedown of certain assets in property, plant and equipment to estimated fair values in accordance with SFAS 121. Also included is a credit of $1.3 million related to the settlement of a lawsuit.

     Interest expense. Interest expense was $56 thousand in the first quarter of 1997, which was slightly lower than the comparable period in the prior year. In accordance with Statement of Financial Accounting Standards No. 15, the restructured debt was recorded at the sum of all future principal and interest payments and there is no recognition of interest expense thereon.
                                     Page 9

                       LIQUIDITY AND CAPITAL RESOURCES OF
                 FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
                 ----------------------------------------------

     During the thirteen weeks ended April 1, 1997, cash provided from operating activities of the Company was $2.5 million compared to $4.3 million in the same period of 1996. The Company made capital expenditures of $1.6 million during the first thirteen 3weeks of 1997 compared to $1.9 million during the same period of 1996. Cash, temporary investments and marketable securities were $1.4 million at April 1, 1997 compared to $2.0 million at April 2, 1996. The cash balance in the prior year included $800 thousand which was restricted pursuant to collateral requirements in a letter of credit agreement. The current ratio of the Company was .35:1 at April 1, 1997 compared to .32:1 at April 2, 1996. The Company's total assets at April 1, 1997 aggregated $69.2 million, following the net special charges of $2.4 million, compared to $78.3 million at April 2, 1996.

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

     Total scheduled maturities of long-term debt of the Company and its subsidiaries over the next five fiscal years are: $2.7 million in 1997, $5.5 million in 1998, $5.5 million in 1999, $5.5 million in 2000 and $52.7 million in 2001.

     The Partnership has outstanding $71.9 million of 12% Notes due December 31, 2001, which includes $26.1 million of interest to maturity. Under the terms of the indenture covering the 12% Notes, a semi-annual cash interest payment of approximately $2.7 million is due on each March 31 and September 30. The obligations of the Partnership under the 12% Notes are secured by a security interest in and a lien on all of the personal property of the Partnership and mortgages on all fee and leasehold properties of the Partnership (to the extent such properties are mortgageable).

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), which specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock for both interim and annual periods ending after December 15, 1997. Management of the Company does not expect the adoption of the provisions of SFAS 128 in fiscal year 1997 to have a material impact.

                                     PART II

                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     (a) Exhibits
         --------
         10 Employment Letter Agreement, dated as of March 24, 1997, by and among Theodore J. Papit and Furr's/Bishop's, Incorporated.

         11  Computation of Net Income (Loss) Per Common Share

         27  Financial Data Schedule

     (b) Reports on Form 8-K
         -------------------
         No reports on Form 8-K were filed during the quarter ended April 1, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




     FURR'S/BISHOP'S, INCORPORATED           FURR'S/BISHOP'S, INCORPORATED



BY:   /s/ Theodore J. Papit                   /s/ Alton R. Smith
     -----------------------------           ------------------------------
     Theodore J. Papit                       Alton R. Smith
     President and Chief Executive Officer   Principal Accounting Officer




DATE:   May 16, 1997

Employment Letter Agreement                                        Exhibit 10.2

March 24, 1997

PRIVATE & CONFIDENTIAL

Mr. Ted Papit
6209 Corinthian Bay
Plano, Texas  75093

Dear Ted:

I have outlined below the terms of your proposed employment at Furr's/Bishop's that the CEO Search Committee is prepared to recommend for consideration by the full Board of Directors of Furr's/Bishop's.

-  Start date - April 1, 1997
-  Title - President and Chief Executive Officer
-  Base salary - $25,000 per month ($300,000 annualized)
- Bonus - minimum first year guaranteed $100,000 based on formal incentive compensation program as adopted by the Board and outlined to you.
- Stock Options - 500,000 shares which vest over five years per company policy.
- Apartment in Lubbock will be provided by the company for you for up to one year. This part of the agreement may be extended with Board approval.
-  Three weeks minimum paid vacation during the first full year of employment.
- One year severance agreement in the event of change of control or separation for reasons other than cause.
- Options would vest immediately in the event of change of control or termination for reasons other than cause.

If you find that these terms are acceptable, please sign a copy of this letter and return it to me immediately and I will proceed to present your proposed employment terms for consideration by the full Board of Directors of Furr's/Bishop's. Obviously, any formal offer of employment to you is subject to final approval by the full Board of Directors of Furr's/Bishop's.

We will look forward to seeing you in Big Springs on Wednesday night to formally introduce you to the Board. Also, we look forward to your spending Thursday with us.



 /s/ Sanjay Varma
----------------------------------
Sanjay Varma




These terms are acceptable to me:



 /s/ Ted Papit                                 3/25/97
-----------------------------------         -------------
Ted Papit                                   Date

                          FURR'S/BISHOP'S, INCORPORATED

                       ATTACHMENT TO EMPLOYMENT LETTER FOR
                          TED PAPIT DATED MARCH 24, 1997

             Definition of the terms "cause" and "change of control"
                        as used in the Employment Letter

     Termination or separation for "cause" means termination or separation because of: (i) your failure to perform, or willful and continual neglect of, your material duties or obligations as President and Chief Executive Officer, which continues after written notice that such actions are occurring has been furnished by Furr's/Bishop's to you and you have been afforded a reasonable opportunity of at least ten (10) days to cure the same, all as determined by the Board of Directors of Furr's/Bishop's; (ii) your conviction of any crime or offense involving (a) moral turpitude, either in connection with the performance of your obligations to Furr's/Bishop's or its affiliates or which shall adversely affect your ability to perform such obligations or (b) money or other property of Furr's/Bishop's or its affiliates; or (iii) chronic alcoholism or drug addiction.

     A "change of control" shall be deemed to have occurred upon any of the following events:

     (a) if the stockholders of Furr's/Bishop's approve a sale or disposition of all or substantially all of the assets of Furr's/Bishop's to an entity that is not then an affiliate (as such term is defined in Rule 405 promulgated under the Securities Act of 1933, as amended) of Furr's/Bishop's; or

     (b) the election during any period of twelve (12) months or less of a majority of the members of the Board of Directors of Furr's/Bishop's without the approval of the election or nomination for election of such new member or members by a majority of the members of the Board who were members at the beginning of the period, or members of the Board thereafter recommended to succeed such original members (or their successors hereunder) by a majority of the members of the Board who were members at the beginning of the period (or their successors hereunder).



                                                                     Exhibit 11
                 FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES

                  UNAUDITED COMPUTATION OF NET INCOME PER SHARE

           (Dollars and shares in thousands, except per share amounts)


                                                       Thirteen weeks ended
                                                   ----------------------------
                                                   April 1, 1997  April 2, 1996

Net Income (Loss)                                  $   (1,671)    $    2,025
                                                   ==========     ==========
Primary:
  Weighted average number of
    common shares outstanding                          48,672         48,650
  Common shares issued upon exercise of
    outstanding warrants, net of shares assumed
      to be repurchased                                   481          1,601
                                                   ----------     ----------
  Primary weighted average number of
    common and common equivalent shares
      outstanding                                      49,153         50,251
                                                   ==========     ==========
  Primary net income (loss) per
    share of common stock                          $    (0.03)    $     0.04
                                                   ==========     ==========
Fully Diluted:
  Weighted average number of
    common shares outstanding                          48,672         48,650
  Common shares issued upon exercise of
    outstanding warrants, net of shares assumed
      to be repurchased                                   516          1,601
                                                   ----------     ----------
  Fully diluted weighted average
    common and common equivalent shares
      outstanding                                      49,188         50,251
                                                   ==========     ==========
  Fully diluted net (loss) income
     per share of common stock                     $    (0.03)    $     0.04
                                                   ==========     ==========


Form of Nonqualified Stock Option Agreement                        Exhibit 10.1




                          FURR'S/BISHOP'S, INCORPORATED
                                  NONQUALIFIED
                             STOCK OPTION AGREEMENT

     Under the terms and conditions of the 1995 Stock Option Plan (the "Plan"), a copy of which is attached hereto and incorporated in this Agreement by reference, Furr's/Bishop's, Incorporated (the "Company") grants to _____________________ (the "Optionee") the option to purchase ____________
shares of the Company's Common Stock, $.01 par value, at the price of _________ per share, subject to adjustment as provided in the Plan (the "Option"). Specifically, this Option is granted pursuant to Section 23 of the Plan.

     This Option shall be for a term commencing on the grant date hereof and ending ______________________, unless this Option is terminated earlier in the event the Optionee ceases to be a voting member of the Board of Directors of the Company for any reason, as provided in the Plan.

     This Option shall be exercisable as to one-third (1/3) of the shares subject to the Option (________ shares) on each of the first, second and third anniversary dates of the grant date hereof.

     This Option is a nonqualified stock option which is not intended to be governed by Section 422 of the Internal Revenue Code of 1986, as amended.

     The Optionee, in accepting this Option, accepts and agrees to be bound by all the terms and conditions of this Nonqualified Stock Option Agreement and of the Plan which pertain to nonqualified stock options granted under the Plan.

     Granted the ______ day of ____________, 19___.

                                        FURR'S/BISHOP'S, INCORPORATED



                                        By: ___________________________________
                                             Name
                                             Title


ACCEPTED this ____ day of ____________, 19___.



__________________________________________________
                    Optionee

                                                                   Exhibit 10.3


                      NONQUALIFIED STOCK OPTION AGREEEMENT
                             1995 STOCK OPTION PLAN
                        OF FURR'S/BISHOP'S, INCORPORATED


     This STOCK OPTON AGREEMENT (the "Agreement") is made between FURR'S/BISHOP'S, INCORPORATED, a Delaware corporation (the "Company"), and
                    (the "Executive"). The Company considers that its interests will be served by granting the Executive an option to purchase shares of common stock of the Company as an inducement for his continued and effective performance of services for the Company. The Board of Directors of the Company (the "Board") has adopted, and the stockholders have approved, the 1995 Stock Option Plan of Furr's/Bishop's, Incorporated (the "Plan"), a copy of which is attached hereto and incorporated by reference herein. The Executive has been designated as a participant in the Plan.

     IT IS AGREED:

     1.  Subject to the terms of the Plan, on                     (the "Date of
Grant"), the Company hereby grants to the Executive an incentive stock option
(the "Option") to purchase        shares of the common stock of the Company,
$.01 par value per share, at a price of       per share, subject to adjustment
as provided in the Plan (the "Option Price"). The Option is exercisable according to the following schedule:

     (a) On the day after the first anniversary of the Date of Grant, the Option may be exercised with respect to up to 1/5 of the shares subject to the Option;

     (b) after each succeeding anniversary of the Date of Grant, the Option may be exercised with respect to up to an additional 1/5 of the shares subject to the Option, so that after the expiration of the fifth anniversary of the Date of Grant the Option shall become exercisable in full; and

     (c) to the extent not exercised, installments shall be cumulative and may be exercised in whole or in part.

     Notwithstanding the above, the Option shall become fully exercisable upon the occurrence of either (i) termination of the Executive's employment by the Company other than in a termination for cause or (ii) a change of control. For this purpose, the Executive's employment will be deemed to have been terminated by the company for cause if the Company severs its employment relationship with the Executive because of (i) his failure to perform, or willful and continual
neglect of, his material duties or obligations as                     , which
continues after written notice that such actions are occurring has been furnished by the Company to him and he has been afforded a reasonable opportunity of at least ten (10) days to cure the same, all as determined by the Board; (ii) his conviction of any crime or offense involving (a) moral turpitude, either in connection with the performance of his obligations to the Company or its affiliates or which shall adversely affect his ability to perform such obligations or (b) money or other property of the Company or its affiliates; or (iii) chronic alcoholism or drug addiction. For purposes of this Agreement a "change of control" shall be deemed to have occurred upon (a) the stockholders of the Company approving a sale or disposition of all or substantially all of the assets of the Company to an entity that is not then an affiliate (as such term is defined in Rule 405 promulgated under the Securities

Act of 1933, as amended) of the Company; or (b) the election during any period of twelve (12) months or less of a majority of the members of the Company without the approval of the election or nomination for election of such new member or members by a majority of the members of the Board who were members at the beginning of the period, or members of the Board thereafter recommended to succeed such original members (or their successors hereunder) by a majority of the members of the Board who were members at the beginning of the period (or their successors hereunder).

     2. The Option granted to the Executive under this Agreement shall not be transferable or assignable by Employee other than by will or the laws of descent and distribution, and shall be exerciseable during the Executive's lifetime only by him.

     3. The Option, to the extent such rights shall not previously have been exercised, shall terminate and become null and void on the earliest of:

     (a) the last day within the ten year period commencing on the Date of Grant (the "Expiration Date");

     (b) the date that is 30 days after the date of severance of the Executive's employment with the Company and all subsidiaries of the Company as defined in the Plan ("Subsidiaries") for any reason other than death, retirement as defined in the Plan ("Retirement"), or disability as defined in the Plan ("Disability");

     (c) the date that is 90 days after the date of severance of the Executive's employment with the Company and all Subsidiaries because of Retirement;

     (d) the date that is 180 days after the date of the Executive's severance of employment with the Company and all Subsidiaries because of Disability; or

     (e) the date that is 180 days after the date of the Executive's death; provided that he dies either while employed with the Company or Subsidiary or within 30 days after his severance of employment with the Company and all Subsidiaries.

     In the event of the severance of the Executive's employment with the Company and all Subsidiaries for any reason prior to the Expiration Date, the Option shall not continue to vest after his severance of employment. Upon the death of the Executive, his executors, administrators or any person or persons to whom his Option may be transferred by will or by the laws of descent and distribution, shall have the right to exercise the Option with respect to the number of shares that the Executive would have been entitled to exercise if he were still alive.

     4. This Agreement may not be changed or terminated orally but only by an agreement in writing signed by the party against whom enforcement of any such change or termination is sought.

     5. The Company shall not be deemed by the grant of the Option (as distinguished from a separate employment agreement, if any) to be required to employ the Executive for any period.

     6. The Executive shall not have any rights as a stockholder with respect to any shares covered by the Option until the date of the issuance of the stock certificate or certificates to him for such shares following his exercise of the Option pursuant to its terms and conditions and payment for the shares. No adjustment shall be made for dividends or other rights for which the record date is prior to the date such certificate or certificates are issued.

     7. The Executive consents to the placing on the certificate for any shares covered by the Option of an appropriate legend restricting resale or other transfer of such shares except in accordance with the Securities Act of 1933 and all applicable rules thereunder.

     8. In the event of any difference of opinion concerning the meaning or effect of the Plan or this Agreement, such difference shall be resolved by the committee referred to in the Plan.

     9. The validity, construction and performance of this agreement shall be governed by the laws of the State of Delaware. Any invalidity of any provision of this Agreement shall not affect the validity of any other provision.

     10. All offers, notices, demands, requests, acceptances or other communications hereunder shall be in writing and shall be deemed to have been duly made or given if mailed by registered or certified mail, return receipt requested. Any such notice mailed to the Company shall be addressed to its principal office, and any notice mailed to the Executive shall be addressed to the Executive's residence address as it appears on the books and records of the Company or to such other address as either party may hereafter designate in writing to the other.

     11. This Agreement shall, except as herein stated to the contrary, inure to the benefit of and bind the legal representatives, successors and assigns of the parties hereto.

     12. This Option is a nonqualified stock option which is not intended to be governed by section 422 of the Internal Revenue Code of 1986, as amended.

     13. In accepting this Option, the Executive accepts and agrees to be bound by all the terms and conditions of the Plan which pertain to nonqualified stock options granted under the Plan.

     IN WITNESS WHEREOF, this Agreement has been duly executed and delivered to be effective as of the day and year first above written.

                                                 FURR'S/BISHOP'S, INCORPORATED



                                                 By:__________________________

                                                     Name and Title

                                                 ______________________________

                                                                   Exhibit 10.4


                        INCENTIVE STOCK OPTION AGREEEMENT
                             1995 STOCK OPTION PLAN
                        OF FURR'S/BISHOP'S, INCORPORATED


     This STOCK OPTON AGREEMENT (the "Agreement") is made between FURR'S/BISHOP'S, INCORPORATED, a Delaware corporation (the "Company"), and
                    (the "Executive"). The Company considers that its interests will be served by granting the Executive an option to purchase shares of common stock of the Company as an inducement for his continued and effective performance of services for the Company. The Board of Directors of the Company (the "Board") has adopted, and the stockholders have approved, the 1995 Stock Option Plan of Furr's/Bishop's, Incorporated (the "Plan"), a copy of which is attached hereto and incorporated by reference herein. The Executive has been designated as a participant in the Plan.

     IT IS AGREED:

     1.  Subject to the terms of the Plan, on                     (the "Date of
Grant"), the Company hereby grants to the Executive an incentive stock option
(the "Option") to purchase        shares of the common stock of the Company,
$.01 par value per share, at a price of       per share, subject to adjustment
as provided in the Plan (the "Option Price"). The Option is exercisable according to the following schedule:

     (a) On the day after the first anniversary of the Date of Grant, the Option may be exercised with respect to up to 1/5 of the shares subject to the Option;

     (b) after each succeeding anniversary of the Date of Grant, the Option may be exercised with respect to up to an additional 1/5 of the shares subject to the Option, so that after the expiration of the fifth anniversary of the Date of Grant the Option shall become exercisable in full; and

     (c) to the extent not exercised, installments shall be cumulative and may be exercised in whole or in part.

     Notwithstanding the above, the Option shall become fully exercisable upon the occurrence of either (i) termination of the Executive's employment by the Company other than in a termination for cause or (ii) a change of control. For this purpose, the Executive's employment will be deemed to have been terminated by the Company for cause if the Company severs its employment relationship with the Executive because of (i) his failure to perform, or willful and continual
neglect of, his material duties or obligations as                     , which
continues after written notice that such actions are occurring has been furnished by the Company to him and he has been afforded a reasonable opportunity of at least ten (10) days to cure the same, all as determined by the Board; (ii) his conviction of any crime or offense involving (a) moral turpitude, either in connection with the performance of his obligations to the Company or its affiliates or which shall adversely affect his ability to perform such obligations or (b) money or other property of the Company or its affiliates; or (iii) chronic alcoholism or drug addiction. For purposes of this Agreement a "change of control" shall be deemed to have occurred upon (a) the stockholders of the Company approving a sale or disposition of all or substantially all of the assets of the Company to an entity that is not then an affiliate (as such term is defined in Rule 405 promulgated under the Securities Act of 1933, as amended) of the Company; or (b) the election during any period of twelve (12) months or less of a majority of the members of the Company without the approval of the election or nomination for election of such new member or members by a majority of the members of the Board who were members at the beginning of the period, or members of the Board thereafter recommended to succeed such original members (or their successors hereunder) by a majority of the members of the Board who were members at the beginning of the period (or their successors hereunder).

     THE EXECUTIVE IS HEREBY NOTIFIED THAT IF HIS EMPLOYMENT IS TERMINATED OTHER THAN IN A TERMINATION FOR CAUSE OR THERE IS A CHANGE OF CONTROL, A PORTION OF THE OPTION MAY BE TAXED AS IF IT WERE A NONQUALIFIED STOCK OPTION RATHER THAN AN INCENTIVE STOCK OPTION.

     To the extent that the aggregate fair market value of Stock with respect to which incentive stock options are exercisable for the first time by the Executive during any calendar year (under the Plan or any other plan of the Company of its affiliates) exceeds $100,000, the options will be treated as nonqualified stock options. For purposes of this rule, the fair market value of the Stock is determined at the time the option for the Stock is granted.

     2. The Option granted to the Executive under this Agreement shall not be transferable or assignable by Employee other than by will or the laws of descent and distribution, and shall be exerciseable during the Executive's lifetime only by him.

     3. The Option, to the extent such rights shall not previously have been exercised, shall terminate and become null and void on the earliest of:

     (a) the last day within the ten year period commencing on the Date of Grant (the "Expiration Date");

     (b) the date that is 30 days after the date of severance of the Executive's employment with the Company and all subsidiaries of the Company as defined in the Plan ("Subsidiaries") for any reason other than death, retirement as defined in the Plan ("Retirement"), or disability as defined in section 22(e)(3) of the Internal Revenue Code of 1986, as amended
("Disability");

     (c) the date that is 90 days after the date of severance of the Executive's employment with the Company and all Subsidiaries because of Retirement;

     (d) the date that is 180 days after the date of the Executive's severance of employment with the Company and all Subsidiaries because of Disability; or

     (e) the date that is 180 days after the date of the Executive's death; provided that he dies either while employed with the Company or Subsidiary or within 30 days after his severance of employment with the Company and all Subsidiaries.

     THE EXECUTIVE IS HEREBY NOTIFIED THAT THE OPTION WILL BE TAXED AS IF IT WERE A NONQUALIFIED STOCK OPTION RATHER THAN AN INCENTIVE STOCK OPTION TO THE EXTENT THAT IT IS NOT EXERCISED ON OR BEFORE ONE DAY LESS THAN THREE MONTHS AFTER THE EXECUTIVE'S RETIREMENT.

     In the event of the severance of the Executive's employment with the Company and all Subsidiaries for any reason prior to the Expiration Date, the Option shall not continue to vest after his severance of employment. Upon the death of the Executive, his executors, administrators or any person or persons to whom his Option may be transferred by will or by the laws of descent and distribution, shall have the right to exercise the Option with respect to the number of shares that the Executive would have been entitled to exercise if he were still alive.

     4. This Agreement may not be changed or terminated orally but only by an agreement in writing signed by the party against whom enforcement of any such change or termination is sought.

     5. The Company shall not be deemed by the grant of the Option (as distinguished from a separate employment agreement, if any) to be required to employ the Executive for any period.

     6. The Executive shall not have any rights as a stockholder with respect to any shares covered by the Option until the date of the issuance of the stock certificate or certificates to him for such shares following his exercise of the Option pursuant to its terms and conditions and payment for the shares. No adjustment shall be made for dividends or other rights for which the record date is prior to the date such certificate or certificates are issued.

     7. The Executive consents to the placing on the certificate for any shares covered by the Option of an appropriate legend restricting resale or other transfer of such shares except in accordance with the Securities Act of 1933 and all applicable rules thereunder.

     8. In the event of any difference of opinion concerning the meaning or effect of the Plan or this Agreement, such difference shall be resolved by the committee referred to in the Plan.

     9. The validity, construction and performance of this agreement shall be governed by the laws of the State of Delaware. Any invalidity of any provision of this Agreement shall not affect the validity of any other provision.

     10. All offers, notices, demands, requests, acceptances or other communications hereunder shall be in writing and shall be deemed to have been duly made or given if mailed by registered or certified mail, return receipt requested. Any such notice mailed to the Company shall be addressed to its principal office, and any notice mailed to the Executive shall be addressed to the Executive's residence address as it appears on the books and records of the Company or to such other address as either party may hereafter designate in writing to the other.

     11. This Agreement shall, except as herein stated to the contrary, inure to the benefit of and bind the legal representatives, successors and assigns of the parties hereto.

     12. This Option is an incentive stock option which is intended to be governed by section 422 of the Internal Revenue Code of 1986, as amended.

     13. In accepting this Option, the Executive accepts and agrees to be bound by all the terms and conditions of the Plan which pertain to nonqualified stock options granted under the Plan.

     IN WITNESS WHEREOF, this Agreement has been duly executed and delivered to be effective as of the day and year first above written.

                                        FURR'S/BISHOP'S, INCORPORATED



                                        By:___________________________________

                                           Name and Title

                                           ___________________________________