Form 10-Q
period 1997-07-01
FURRS BISHOPS INC
filed 1997-08-15
CIK 872548

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 1, 1997

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

                               YES X      NO

-------------------------------------------------------------------------------
     As of August 12, 1997, there were 48,675,158 shares of Common Stock outstanding.

                                 Page 1 of 15
                       Exhibit Index Located on Page 13

                         FURR'S/BISHOP'S, INCORPORATED

                                     INDEX

PART I.     FINANCIAL INFORMATION                                          PAGE

     Item 1.     Financial Statements

          Condensed Consolidated Balance Sheets -
          July 1, 1997 (Unaudited) and December 31, 1996                      3

          Unaudited Condensed Consolidated Statements
          of Operations - For the thirteen weeks
          ended July 1, 1997 and July 2, 1996                                 5

          Unaudited Condensed Consolidated Statements
          of Operations - For the twenty-six weeks
          ended July 1, 1997 and July 2, 1996                                 6

          Unaudited Condensed Consolidated Statement of
          Stockholders' Deficit - For the twenty-six weeks ended
          July 1, 1997                                                        7

          Unaudited Condensed Consolidated Statements of
          Cash Flows - For the twenty-six weeks ended
          July 1, 1997 and July 2, 1996                                       8

          Notes to Unaudited Condensed Consolidated
          Financial Statements                                                9


     Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         10

PART II.     OTHER INFORMATION                                               13

SIGNATURES

                 FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (dollars in thousands, except per share amounts)

                                                 July 1,         December 31,
                                                  1997              1996
                                                  ----              ----
                                               (Unaudited)
Assets

Current assets:
     Cash and cash equivalents                $    4,470          $    3,696
     Accounts and notes receivable, net              479               1,186
     Inventories                                   5,771               5,722
     Prepaid expenses and other                    1,374                 380
                                              ----------          ----------
          Total current assets                    12,094              10,984

Property, plant and equipment, net                57,361              63,806
Other assets                                         536                 469
                                              ----------          ----------
                                              $   69,991          $   75,259
                                              ==========          ==========
























See notes to unaudited condensed consolidated financial statements. (Continued on following page)
                   FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                  (dollars in thousands, except per share amounts)

                                                       July 1,    December 31,
                                                        1997         1996
                                                        ----         ----
                                                     (Unaudited)
Liabilities and Stockholders' Deficit

Current liabilities:
     Current maturities of long-term debt              $  5,493    $  5,493
     Trade accounts payable                               6,405       5,498
     Other payables and accrued expenses                 13,141      14,882
     Reserve for store closings - current portion           915       1,078
                                                       --------    --------
          Total current liabilities                      25,954      26,951

Reserve for store closings, net of current portion        2,534       2,470
Long-term debt, net of current portion                   66,398      69,147
Other payables                                            7,276       8,265
Excess of future lease payments over fair value,
     net of amortization                                  3,224       3,482

Commitments and contingencies

Stockholders' deficit:
     Preferred stock, $.01 par value; 5,000,000
          shares authorized, none issued
     Common stock, $.01 par value; 65,000,000 shares
          authorized, 48,675,017 and 48,671,188
          issued and outstanding                            487         487
     Additional paid-in capital                          55,870      55,866
     Pension liability adjustment                        (2,854)     (2,854)
     Accumulated deficit                                (88,898)    (88,555)
                                                       --------    --------
          Total stockholders' deficit                   (35,395)    (35,056)
                                                       --------    --------
                                                       $ 69,991    $ 75,259
                                                       ========    ========










See notes to unaudited condensed consolidated financial statements.

                FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (dollars in thousands, except per share amounts)

                                                         Thirteen weeks ended
                                                           July 1,    July 2,
                                                            1997       1996
                                                            ----       ----
Sales                                                   $   49,787 $   50,611

Costs and expenses:
     Cost of sales (excluding depreciation)                 15,001     15,679
     Selling, general and administrative                    30,691     29,903
     Depreciation and amortization                           2,689      2,270
     Special credits (net)                                       0       (603)
                                                        ---------- ----------
                                                            48,381     47,249
                                                        ---------- ----------
Operating income                                             1,406      3,362

Interest expense                                                78         61
                                                        ---------- ----------
Net income                                              $    1,328 $    3,301
                                                        ========== ==========
Weighted average number of shares
     of common stock outstanding:
     Primary                                            48,784,977 49,289,940
                                                        ========== ==========
     Fully diluted                                      48,784,977 49,289,940
                                                        ========== ==========
Net income per share:
     Primary                                            $     0.03 $     0.07
                                                        ========== ==========
     Fully diluted                                      $     0.03 $     0.07
                                                        ========== ==========













See notes to unaudited condensed consolidated financial statements.

                FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (dollars in thousands, except per share amounts)

                                                         Twenty-six weeks ended
                                                          July 1,      July 2,
                                                           1997         1996
                                                           ----         ----
Sales                                                   $   97,140 $   99,358

Costs and expenses:
     Cost of sales (excluding depreciation )                29,344      30,768
     Selling, general and administrative                    60,160      59,121
     Depreciation and amortization                           5,414       4,619
     Net special charges (credits)                           2,431        (603)
                                                        ----------  ----------
                                                            97,349      93,905
                                                        ----------  ----------
Operating income (loss)                                       (209)      5,453

Interest expense                                               134         127
                                                        ----------  ----------
Net income (loss)                                       $     (343) $    5,326
                                                        ==========  ==========
Weighted average number of shares
     of common stock outstanding:
     Primary                                            48,976,643  49,922,077
                                                        ==========  ==========
     Fully diluted                                      48,976,643  49,922,077
                                                        ==========  ==========
Net income (loss) per share:
     Primary                                            $    (0.01) $     0.11
                                                        ==========  ==========
     Fully diluted                                      $    (0.01) $     0.11
                                                        ==========  ==========













See notes to unaudited condensed consolidated financial statements.

                FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
      UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                  FOR THE TWENTY-SIX WEEKS ENDED JULY 1, 1997
                            (dollars in thousands)


                                Additional  Pension                  Total
                        Common   Paid-In   Liability  Accumulated Stockholders'
                        Stock    Capital   Adjustment   Deficit     Deficit
Balance,
  December 31, 1996    $  487    $ 55,866   $ (2,854) $(88,555)     $(35,056)

Warrants exercised                      4                                  4

Net loss                                                  (343)            0
                       ------    --------   --------  --------      --------
Balance,
  July 1, 1997         $  487    $ 55,870   $ (2,854) $(88,898)     $(35,395)
                       ======    ========   ========  ========      ========





























See notes to unaudited condensed consolidated financial statements.

                    FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (dollars in thousands)

                                                        Twenty-six weeks ended
                                                           July 1,    July 2,
                                                            1997       1996
                                                            ----       ----
Cash flows from operating activities:
  Net income (loss)                                       $  (393)   $  5,326
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                       5,414       4,619
        Loss on disposition of assets                         199          24
        Special charges (credits)                           2,431        (699)
        Other, net                                            309         509
        Changes in operating assets and liabilities:
          Decrease in accounts and notes receivable           707         140
          Decrease in inventories                             (49)       (181)
          Increase in prepaid expenses and other             (994)        (49)
          Decrease in trade accounts payable and other
            payables, accrued expenses and other
            liabilities                                      (802)       (527)
                                                          -------     -------
        Net cash provided by operating activities           6,872       9,162
                                                          -------     -------
Cash flows used in investing activities:
  Purchases of property, plant and equipment               (2,687)     (4,415)
  Expenditures charged to reserve for store closings         (664)     (1,248)
  Proceeds from the sale of property, plant and equipment      16       1,615
  Other, net                                                    1          68
                                                          -------     -------
        Net cash used in investing activities              (3,334)     (3,980)
                                                          -------     -------
Cash flows used in financing activities:
  Payment of indebtedness                                  (2,749)     (1,066)
  Other, net                                                  (15)        (35)
                                                          -------     -------
        Net cash used in financing activities              (2,764)     (1,101)
                                                          -------     -------
  Increase in unrestricted cash and cash equivalents          774       4,081

  Cash and cash equivalents at beginning of period          3,696         986
                                                          -------     -------
  Cash and cash equivalents at end of period              $ 4,470     $ 5,067
                                                          =======     =======
Supplemental disclosure of cash flow information:
  Interest paid, including $2,746 and $1,007
    of interest classified as payment of indebtedness     $ 2,750     $ 1,019
                                                          =======     =======

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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements, and notes thereto, which are included in the Company's Form 10-K for the year ended December 31, 1996. The accompanying unaudited condensed consolidated financial statements reflect the accounts of the Company after elimination of all material intercompany and interpartnership accounts and transactions, and in the opinion of management include all adjustments, of a normal recurring nature, necessary for a fair presentation. Certain expenditures benefitting more than one period are charged to operations on a percentage of sales or on a pro rata basis over the 52-53 week fiscal year. Certain amounts have been reclassified in the statements of operations for the twenty-six weeks ended July 2, 1996 to conform to the classifications used in the financial statements for the period ended July 1, 1997.

     The results of operations for the twenty-six weeks ended July 1, 1997 may not be indicative of the results that may be expected for the fiscal year ending December 30, 1997.

NOTE B:     Income Tax

     During the twenty-six week period ended July 1, 1997, the Company had a net loss for income tax purposes. The resulting tax benefit from the net operating loss has been offset by an increase in the tax valuation allowance.

NOTE C:     Special Charges

     For the thirteen weeks ended April 1, 1997, the company recognized net special charges of $2.4 million, primarily resulting from the writedown to carrying values of property, plant and equipment. The results of operations included a charge of $1.9 million for the writedown of assets and adjustments to closed store reserves of units previously closed, as well as one unit to be closed. Also included is $1.8 million to recognize the writedown of certain assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets" ("SFAS 121"). These charges were partially offset by a credit of $1.3 million related to the settlement of a lawsuit previously filed against the Company by the Internal Revenue Service.

NOTE D:     Commitments and Contingencies

     In July 1997, the Company reached a settlement of the litigation filed by Michael J. Levenson, the former Chairman of the Board, and others. The settlement involved a payment by the Company to the plaintiffs of a net amount of approximately $275 thousand. All settling defendants, including the Company and its subsidiaries, received mutual releases with respect to all matters alleged in the litigation. The Company is required to indemnify certain of the defendants originally named in the litigation for certain settlement costs and reasonable expenses they incurred in connection with the litigation, however, the Company does not currently have sufficient information to evaluate the effect of its possible liability for indemnification. If the Company is required to indemnify such defendants for a substantial amount of legal fees and other expenses, it could have a material adverse effect on the Company.



                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

Thirteen Weeks Ended July 1, 1997
---------------------------------
     Results of operations. Sales for the second fiscal quarter of 1997 were $49.8 million, a decrease of $824 thousand from the same quarter of 1996. Operating income for the second quarter of 1997 was $1.4 million compared to $3.4 million in the comparable period in the prior year. The operating results of the second quarter of the prior year included net special credits of $603 thousand. The net income for the second quarter of 1997 was $1.3 million compared to $3.3 million in the second quarter of 1996.

     Sales. Restaurant sales in comparable units were 0.1% higher in the second quarter of 1997 than the same quarter of 1996. Sales for the second fiscal quarter were $301 thousand lower than the prior year due to there being a net of 3 fewer units included in operating results. Sales by Dynamic Foods to third parties was $573 thousand lower in the second quarter of 1997 than the prior year.

     Cost of sales. Excluding depreciation, cost of sales was 30.1% of sales for the second quarter of 1997 as compared to 31.0% for the same quarter of 1996. The decrease in the percentage of sales was the result of changes in pricing, menu mix and lower product costs.

     Selling, general and administrative. Selling, general and administrative ("SG&A") expense was higher in the aggregate by $788 thousand in the second quarter of 1997 as compared to 1996 due to increases in some expense categories being partially offset by there being fewer units included in the operating results. The change in SG&A expense included increases of $781 thousand in marketing expense, $253 thousand in hourly wages and a decrease of $216 thousand in utility expenses.

     Depreciation and amortization. Depreciation and amortization expense was higher by $419 thousand in the second quarter of 1997 due primarily to higher depreciation on newly acquired property, plant and equipment, along with the use of shorter depreciation periods.

     Special Charges. The results of operations for the second quarter of the prior year includes net special credits of $603 thousand, including $699 thousand for insurance proceeds related to a fire loss and a charge of $96 thousand related to a consulting agreement with Kevin E. Lewis, Chairman of the Board.

     Interest expense. Interest expense was $78 thousand in the second quarter of 1997, which was slightly higher than the comparable period in the prior year. In accordance with Statement of Financial Accounting Standards No. 15, the restructured debt was recorded at the sum of all future principal and interest payments and there is no recognition of interest expense thereon.

Twenty-six Weeks Ended July 1, 1997
-----------------------------------
     Results of operations. Sales for the first twenty-six weeks ended July 1, 1997 were $97.1 million, a decrease of $2.2 million from the same period of 1996. The operating loss for the twenty-six week period of 1997 was $209 thousand compared to income of $5.5 million in the comparable period in the prior year. The operating results of the twenty-six week period of the prior year includes net special credits of $603 thousand. The net loss for the period in 1997 was $343 thousand compared to income of $5.3 million in the same period of 1996. During the first quarter of 1997, sales were negatively impacted by severe winter weather and by including fewer units in the operating results.

     Sales. Restaurant sales in comparable units were 0.5% lower in the twenty-six weeks of 1997 than the same period of 1996. Sales for the period were $604 thousand lower than the prior year due to there being a net of 3 fewer units included in operating results. Sales by Dynamic Foods to third parties were $1.2 million lower in the first twenty-six weeks of 1997 than the prior year.

     Cost of sales. Excluding depreciation, cost of sales was 30.2% of sales for the first twenty-six weeks of 1997 as compared to 31.0% for the same period of 1996. The decrease in the percentage of sales was the result of changes in pricing, menu mix and lower product costs.

     Selling, general and administrative. Selling, general and administrative expense was higher in the aggregate by $1.0 million in the first twenty-six weeks of 1997 as compared to 1996 due to increases in some expense categories being partially offset by there being fewer units included in the operating results. The change in SG&A expense included increases of $981 thousand in marketing expense, $199 thousand in salaries, wages and related benefits and a decrease of $216 thousand in utility expense.

     Depreciation and amortization. Depreciation and amortization expense was higher by $795 thousand in the first twenty-six weeks of 1997 due primarily to higher depreciation on newly acquired property, plant and equipment, along with the use of shorter depreciation periods.

     Special Charges. The loss from operations for the twenty-six weeks ended July 1, 1997 includes net special charges of $2.4 million. The results of operations includes a charge of $1.9 million for the writedown of assets and adjustments to closed store reserves of units previously closed, as well as units to be closed, and a charge of $1.8 million to recognize the writedown of certain assets in property, plant and equipment to estimated fair values in accordance with SFAS 121. The results of operations includes a credit of $1.3 million related to the settlement of a lawsuit. The income from operations for the prior year period includes net special credits of $603 thousand, including $699 thousand for insurance proceeds related to a fire loss and a charge of $96 thousand related to a consulting agreement with Kevin E. Lewis, Chairman of the Board.

     Interest expense. Interest expense was $134 thousand in the twenty-six weeks ended 1997, which was slightly higher than the comparable period in the prior year. In accordance with Statement of Financial Accounting Standards No. 15, the restructured debt was recorded at the sum of all future principal and interest payments and there is no recognition of interest expense thereon.



                      LIQUIDITY AND CAPITAL RESOURCES OF
                FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES


     During the twenty-six weeks ended July 1, 1997, cash provided by operating activities of the Company was $6.9 million compared to $9.2 million in the same period of 1996. The Company made capital expenditures of $2.7 million during the first twenty-six weeks of 1997 compared to $4.4 million during the same period of 1996. Cash, temporary investments and marketable securities were $4.5 million at July 1, 1997 compared to $5.1 million at July 2, 1996. The cash balance in the prior year included $800 thousand which was restricted pursuant to collateral requirements in a letter of credit agreement. The current ratio of the Company was .47:1 at July 1, 1997 compared to .41:1 at July 2, 1996. The Company's total assets at July 1, 1997 aggregated $70.0 million, following the net special charges of $2.4 million, compared to $80.8 million at July 2, 1996.

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

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock for both interim and annual periods ending after December 15, 1997. Management of the Company does not expect the adoption of the provisions of SFAS 128 in fiscal year 1997 to have a material impact.

     In July 1997, the Company reached a settlement of the litigation filed by Michael J. Levenson, the former Chairman of the Board, and others. The settlement involved a payment by the Company to the plaintiffs of a net amount of approximately $275 thousand. All settling defendants, including the Company and its subsidiaries, received mutual releases with respect to all matters alleged in the litigation. The Company is required to indemnify certain of the defendants originally named in the litigation for certain settlement costs and reasonable expenses they incurred in connection with the litigation, however, the Company does not currently have sufficient information to evaluate the effect of its possible liability for indemnification. If the Company is required to indemnify such defendants for a substantial amount of legal fees and other expenses, it could have a material adverse effect on the Company.

                                    PART II
                               OTHER INFORMATION
Item 1. Legal Proceedings
        -----------------
In July 1997, the Company reached a settlement of the litigation filed by Michael J. Levenson, the former Chairman of the Board, and others. The settlement involved a payment by the Company to the plaintiffs of a net amount of approximately $275 thousand. All settling defendants, including the Company and its subsidiaries, received mutual releases with respect to all matters alleged in the litigation. The Company is required to indemnify certain of the defendants originally named in the litigation for certain settlement costs and reasonable expenses they incurred in connection with the litigation, however, the Company does not currently have sufficient information to evaluate the effect of its possible liability for indemnification. If the Company is required to indemnify such defendants for a substantial amount of legal fees and other expenses, it could have a material adverse effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
The 1997 Annual Meeting of Stockholders was held on May 29, 1997. At the meeting, stockholders voted on the election of seven directors to serve one-year terms. Following is a summary of the tabulation of the vote for such election:

                                              For          Against
                        Suzanne Hopgood    32,713,877       348,505
                        Kevin E. Lewis     27,511,087     5,551,295
                        Gilbert C. Osnos   32,717,335       345,047
                        Theodore J. Papit  32,996,609        65,773
                        Kenneth F. Reimer  32,713,933       348,449
                        Sanjay Varma       32,716,583       345,799
                        E.W. Williams, Jr. 32,998,011        64,371

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     (a)     Exhibits
             --------
             11     Computation of Net Income (Loss) Per Common Share

     (b)     Reports on Form 8-K
             -------------------
             No reports on Form 8-K were filed during the quarter ended July 1, 1997.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




     FURR'S/BISHOP'S, INCORPORATED           FURR'S/BISHOP'S, INCORPORATED



BY:  /s/ Theodore J. Papit                   /s/ Alton R. Smith
     ------------------------------------    ----------------------------------
     Theodore J. Papit                       Alton R. Smith
     President and Chief Executive Officer   Principal Accounting Officer




Date:     August 13, 1997

                                                                     Exhibit 11

                FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES

                 UNAUDITED COMPUTATION OF NET INCOME PER SHARE

          (Dollars and shares in thousands, except per share amounts)

                                                Thirteen          Twenty-six
                                               weeks ended        weeks ended
                                              July 1, July 2,   July 1, July 2,
                                               1997    1996      1997    1996
                                               ----    ----      ----    ----
Net Income (Loss)                             $ 1,328 $ 3,301  $  (343) $ 5,326
                                              ======= =======  =======  =======
Primary:
  Weighted average number of common shares
    outstanding                                48,675  48,665   48,673   48,658
  Common shares issued upon exercise of
    outstanding warrants, net of shares
      assumed to be repurchased                   110     625      304    1,264
                                              ------- -------  -------  -------
  Primary weighted average number of
    common and common equivalent shares
      outstanding                              48,785  49,299   48,977   49,922
                                              ======= =======  =======  =======
  Primary net income (loss) per share of
    common stock                              $  0.03 $  0.07  $ (0.01) $  0.11
                                              ======= =======  =======  =======

Fully Diluted:
  Weighted average number of common shares
    outstanding                                48,675  48,665   48,673   48,658
  Common shares issued upon exercise of
    outstanding warrants, net of shares
      assumed to be repurchased                   110     625      304    1,264
                                              ------- -------  -------  -------
Fully diluted weighted average
  common and common equivalent shares
    outstanding                                48,785  49,299   48,977   49,922
                                              ======= =======  =======  =======
  Fully diluted net (loss) income per share
    of common                                 $  0.03 $  0.07  $ (0.01) $  0.11
                                              ======= =======  =======  =======