Form 10-Q
period 1997-09-30
FURRS BISHOPS INC
filed 1997-11-12
CIK 872548

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

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

     As of November 11, 1997, there were 48,675,158 shares of Common Stock outstanding.













                                 Page 1 of 15
                       Exhibit Index Located on Page 13

                         FURR'S/BISHOP'S, INCORPORATED


                                     INDEX


PART I.      FINANCIAL INFORMATION                                     PAGE


   Item 1.   Financial Statements


             Condensed Consolidated Balance Sheets -
             September 30, 1997 (Unaudited) and December 31, 1996         3

             Unaudited Condensed Consolidated Statements
             of Operations - For the thirteen weeks
             ended September 30, 1997 and October 1, 1996                 5

             Unaudited Condensed Consolidated Statements
             of Operations - For the thirty-nine weeks
             ended September 30, 1997 and October 1, 1996                 6

             Unaudited Condensed Consolidated Statement of
             Stockholders' Deficit - For the thirty-nine weeks ended
             September 30, 1997                                           7

             Unaudited Condensed Consolidated Statements of
             Cash Flows - For the thirty-nine weeks ended
             September 30, 1997 and October 1, 1996                       8

             Notes to Unaudited Condensed Consolidated
             Financial Statements                                         9


   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         10

PART II.     OTHER INFORMATION                                           13

SIGNATURES


                FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (dollars in thousands, except per share amounts)


                                                   September 30,  December 31,
                                                      1997           1996
                                                   ------------   -----------
                                                    (Unaudited)
Assets

Current assets:
   Cash and cash equivalents                        $     3,027   $     3,696
   Accounts and notes receivable, net                       870         1,186
   Inventories                                            6,267         5,722
   Prepaid expenses and other                             1,257           380
                                                   ------------   -----------
      Total current assets                               11,421        10,984

Property, plant and equipment, net                       54,002        63,806
Other assets                                                530           469
                                                   ------------   -----------
                                                   $     65,953   $    75,259
                                                   ============   ===========
























See notes to unaudited condensed consolidated financial statements.
                                                  (Continued on following page)


                FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                dollars in thousands, except per share amounts)





                                                   September 30,  December 31,
                                                      1997           1996
                                                   ------------   -----------
                                                    (Unaudited)
Liabilities and Stockholders' Deficit

Current liabilities:
   Current maturities of long-term debt            $      5,493   $     5,493
   Trade accounts payable                                 4,955         5,498
   Other payables and accrued expenses                   18,476        14,882
   Reserve for store closings - current portion           1,232         1,078
                                                   ------------   -----------
      Total current liabilities                          30,156        26,951

Reserve for store closings, net of current portion        3,317         2,470
Long-term debt, net of current portion                   63,655        69,147
Other payables                                            7,421         8,265
Excess of future lease payments over fair value,
   net of amortization                                    2,966         3,482

Commitments and contingencies

Stockholders' deficit:
   Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued

   Common stock, $.01 par value; 65,000,000
      shares authorized,48,675,158 and 48,671,188
      issued and outstanding                                487           487
   Additional paid-in capital                            55,870        55,866
   Pension liability adjustment                          (2,854)       (2,854)
   Accumulated deficit                                  (95,065)      (88,555)
                                                   ------------   -----------
      Total stockholders' deficit                       (41,562)      (35,056)
                                                   ------------   -----------
                                                   $     65,953   $    75,259
                                                   ============   ===========








See notes to unaudited condensed consolidated financial statements.


                FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (dollars in thousands, except per share amounts)


                                                      Thirteen weeks ended
                                                   --------------------------
                                                   September 30,   October 1,
                                                       1997           1996
                                                   ------------   -----------
Sales                                              $     49,376   $    49,953

Costs and expenses:
   Cost of sales (excluding depreciation)                14,851        15,789
   Selling, general and administrative                   30,233        29,928
   Depreciation and amortization                          2,821         2,517
   Net special charges (credits)                          7,560          (535)
                                                   ------------   -----------
                                                         55,465        47,699
                                                   ------------   -----------
Operating income (loss)                                  (6,089)        2,254
Interest expense                                             78            60
                                                   ------------   -----------
Net income (loss)                                  $     (6,167)  $     2,194
                                                   ============   ===========

Weighted average number of shares
   of common stock outstanding:
     Primary                                         48,675,123    48,670,459
                                                   ============   ===========
     Fully diluted                                   48,675,123    51,350,817
                                                   ============   ===========

Net income per share:
     Primary                                       $      (0.13)  $      0.04
                                                   ============   ===========
     Fully diluted                                 $      (0.13)  $      0.04
                                                   ============   ===========















See notes to unaudited condensed consolidated financial statements.


                FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (dollars in thousands, except per share amounts)


                                                     Thirty-nine weeks ended
                                                   --------------------------
                                                   September 30,   October 1,
                                                      1997            1996
                                                   ------------   -----------
Sales                                              $    146,516   $   149,311

Costs and expenses:
   Cost of sales (excluding depreciation)                44,195        46,557
   Selling, general and administrative                   90,393        89,049
   Depreciation and amortization                          8,235         7,136
   Net special charges (credits)                          9,991        (1,138)
                                                   ------------   -----------
                                                        152,814       141,604
                                                   ------------   -----------
Operating income (loss)                                  (6,298)        7,707
Interest expense                                            212           187
                                                   ------------   -----------
Net income (loss)                                  $     (6,510)  $     7,520
                                                   ============   ===========

Weighted average number of shares
   of common stock outstanding:
     Primary                                         48,708,165    48,662,543
                                                   ============   ===========
     Fully diluted                                   48,708,165    51,350,817
                                                   ============   ===========

Net income (loss) per share:
     Primary                                       $      (0.13)  $      0.15
                                                   ============   ===========
     Fully diluted                                 $      (0.13)  $      0.15
                                                   ============   ===========















See notes to unaudited condensed consolidated financial statements.


                FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
      UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
              FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 1997
                            (dollars in thousands)


                                 Additional  Pension                  Total
                          Common  Paid-In   Liability Accumulated Stockholders'
                          Stock   Capital  Adjustment   Deficit      Deficit
                         ------- --------- ---------- ----------- -------------
Balance at
  December 31, 1996      $   487 $  55,866 $   (2,854) $  (88,555) $   (35,056)

Warrants exercised                       4                                   4

Net loss                                                   (6,510)      (6,510)
                         ------- --------- ----------  ----------  ------------
Balance at
  September 30, 1997     $   487 $  55,870 $   (2,854) $  (95,065) $   (41,562)
                         ======= ========= ==========  ==========  ============

































See notes to unaudited condensed consolidated financial statements.


                FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (ollars in thousands)

                                                     Thirty-nine weeks ended
                                                   --------------------------
                                                   September 30,   October 1,
                                                      1997            1996
                                                   ------------   -----------
Cash flows from operating activities:
 Net income (loss)                                 $     (6,510)  $     7,520
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                         8,235         7,136
    Loss on disposition of assets                           223           259
    Special charges (credits)                             5,191          (699)
    Other, net                                              393           837
    Changes in operating assets and liabilities:
     Decrease in restricted cash                                          800
     (Increase) decrease in accounts and notes
        receivable                                          316        (1,126)
     Increase in inventories                               (545)         (434)
     (Increase) decrease in prepaid expenses and
        other                                              (877)          415
     Increase (decrease) in trade accounts payable
        and other payables, accrued expenses and
        other liabilities                                 3,118        (1,619)
                                                   ------------   -----------
    Net cash provided by operating activities             9,544        13,089
                                                   ------------   -----------
Cash flows used in investing activities:
 Purchases of property, plant and equipment              (4,032)       (7,250)
 Expenditures charged to reserve for store closings        (816)       (1,633)
 Proceeds from the sale of property, plant and
  equipment                                                 154         1,619
 Other, net                                                   8            61
                                                   ------------   -----------
    Net cash used in investing activities                (4,686)       (7,203)
                                                   ------------   -----------
Cash flows used in financing activities:
 Payment of indebtedness                                 (5,493)       (3,812)
 Other, net                                                 (34)         (107)
                                                   ------------   -----------
    Net cash used in financing activities                (5,527)       (3,919)
                                                   ------------   -----------
Increase (decrease) in unrestricted cash
   and cash equivalents                                    (669)        1,967
Cash and cash equivalents at beginning of period          3,696           186
                                                   ------------   -----------
Cash and cash equivalents at end of period         $      3,027   $     2,153
                                                   ============   ===========
Supplemental disclosure of cash flow information:
  Interest paid, including $5,493 and $3,753 of
    interest classified as payment of indebtedness $      5,499   $     3,771
                                                   ============   ===========

See notes to unaudited condensed consolidated financial statements.
                                                                      Page  8

                FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




NOTE A:  Summary of Significant Accounting Policies

    Furr's/Bishop's, Incorporated (the "Company"), a Delaware corporation, operates cafeterias and a buffet restaurant through its subsidiary Cafeteria Operators, L.P., a Delaware limited partnership (together with its subsidiaries, the "Partnership"). The financial statements presented herein are the unaudited condensed consolidated financial statements of Furr's/Bishop's, Incorporated and its majority owned subsidiaries.

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements, and notes thereto, which are included in the Company's Form 10-K for the year ended December 31, 1996. The accompanying unaudited condensed consolidated financial statements reflect the accounts of the Company after elimination of all material intercompany and interpartnership accounts and transactions, and in the opinion of management include all adjustments, of a normal recurring nature, necessary for a fair presentation. Certain expenditures benefitting more than one period are charged to operations on a percentage of sales or on a pro rata basis over the 52-53 week fiscal year. Certain amounts have been reclassified in the statements of operations for the thirty-nine weeks ended October 1, 1996 to conform to the classifications used in the financial statements for the period ended September 30, 1997.

    The results of operations for the thirty-nine weeks ended September 30, 1997 may not be indicative of the results that may be expected for the fiscal year ending December 30, 1997.


NOTE B:  Income Tax

    During the thirty-nine week period ended September 30, 1997, the Company had a net loss for income tax purposes. The resulting tax benefit from the net operating loss has been offset by an increase in the tax valuation allowance.


NOTE C:  Special Charges

    The loss from operations for the quarter ended September 30, 1997 includes special charges of $7,560. The results of operations included a charge of $4,800 for the liability for the indemnification of litigation settlement costs and reasonable expenses related to a suit filed by Michael J. Levenson. Also included is $1,563 for the write down of assets and adjustments to closed store reserves of units previously closed and for two units to be closed, and $1,197 to recognize the write down of certain assets.

    For the quarter ended April 1, 1997, the Company recognized net special charges of $2,431, including a charge of $1,888 for the writedown of assets and adjustments to closed store reserves, a charge of $1,835 to recognize the write down of certain assets in accordance with Statement of Financial Accounting Standards, No.121, "Accounting for the Impairment of Long-Lived Assets" ("SFAS121"), and a credit of $1,292 related to the settlement of a lawsuit previously filed against the Company by the Internal Revenue Service.

    The income from operations for the quarter ended October 1, 1996 includes net special credits of $535, including a credit of $709 for the proceeds received from the sale of certain trademarks and the termination of a trademark royalty agreement and the modification and extension of a lease related to the Company's former El Paso Bar-B-Que restaurants and a charge of $174 related to the former President and Chief Executive Officer and the search for a replacement.

    For the quarter ended July 2, 1996, the Company recognized net special credits of $603, including $699 for the insurance proceeds received related to a fire loss incurred in 1994 and a charge of $96 related to a consulting agreement with the former President and Chief Executive Officer.


NOTE D:  Commitments and Contingencies

    In July 1997, the Company reached a settlement of the litigation filed by Michael J. Levenson, the former Chairman of the Board, and others. The settlement involved a payment by the Company to the plaintiffs of a net amount of approximately $275. All settling defendants, including the Company and its subsidiaries, received mutual releases with respect to all matters alleged in the litigation. The Company is required to indemnify certain of the defendants originally named in the litigation for certain settlement costs and reasonable expenses they incurred in connection with the litigation, and estimates the total cost of such indemnification will be $4,800.



                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Thirteen Weeks Ended September 30, 1997 Compared to Thirteen Weeks Ended October 1, 1996

    Results of operations. Sales for the third fiscal quarter of 1997 were $49.4 million, a decrease of $577 thousand from the same quarter of 1996. Operating loss for the third quarter of 1997 was $6.1 million compared to operating income of $2.3 million in the comparable period in the prior year. The operating results of the third quarter of 1997 included net special charges of $7.6 million while the same period of the prior year included net special credits of $535 thousand. The net loss for the third quarter of 1997 was $6.2 million compared to net income of $2.2 million in the third quarter of 1996.

    Sales. Restaurant sales in comparable units were 1.43% higher in the third quarter of 1997 than the same quarter of 1996. Sales for the third fiscal quarter were $1.3 million lower than the same period of the prior year due to there being a net of three fewer units included in operating results. Sales by

Dynamic Foods to third parties was $550 thousand lower in the third quarter of 1997 than the third quarter of the prior year.

    Cost of sales. Excluding depreciation, cost of sales was 30.1% of sales for the third quarter of 1997 as compared to 31.6% for the same quarter of 1996. The decrease in the percentage of sales was the result of changes in pricing, menu mix and lower product costs.

    Selling, general and administrative. Selling, general and administrative ("SG&A") expense was higher in the aggregate by $305 thousand in the third quarter of 1997 as compared to 1996 due to increases in some expense categories being partially offset by there being fewer units included in the operating results. The change in SG&A expense included an increase of $398 thousand in marketing expense, and decreases of $224 thousand in hourly wages and $193 thousand in utility expenses.

    Depreciation and amortization. Depreciation and amortization expense was higher by $304 thousand in the third quarter of 1997 due primarily to higher depreciation on newly acquired property, plant and equipment, along with the use of shorter depreciation periods.

    Special Charges.   The loss from operations for the quarter ended September
30, 1997 includes special charges of $7.6 million. The results of operations included a charge of $4.8 million for the liability for the indemnification of litigation settlement costs and reasonable expenses related to a suit filed by Michael J. Levenson. Also included is $1.6 million for the write down of assets and adjustments to closed store reserves of units previously closed and for two units to be closed, and $1.2 million to recognize the write down of
certain assets.   The results of operations for the third quarter of the prior year includes net special credits of $603 thousand, including $699 thousand for insurance proceeds related to a fire loss and a charge of $96 thousand related to a consulting agreement with the former President and Chief Executive Officer.

    Interest expense. Interest expense was $78 thousand in the third quarter of 1997, which was slightly higher than the comparable period in the prior year. In accordance with Statement of Financial Accounting Standards No. 15, the restructured debt was recorded at the sum of all future principal and interest payments and there is no recognition of interest expense thereon.


Thirty-nine Weeks Ended September 30, 1997 Compared to Thirty-nine Weeks ended October 1, 1996

    Results of operations. Sales for the first thirty-nine weeks ended September 30, 1997 were $146.5 million, a decrease of $2.8 million from the same period of 1996. The operating loss for the thirty-nine week period of 1997 was $6.3 million compared to income of $7.7 million in the comparable period in the prior year. The operating results of the thirty-nine week period of 1997 included special charges of $10.0 million while the prior year included net special credits of $1.1 million . The net loss for the period in 1997 was $6.5 million compared to income of $7.5 million in the same period of 1996. During the first quarter of 1997, sales were negatively impacted by severe winter weather and by including fewer units in the operating results.

    Sales. Restaurant sales in comparable units were 0.1% higher in the thirty-nine weeks of 1997 than the same period of 1996. Sales for the period were $780 thousand lower than the prior year due to there being a net of three fewer units included in operating results. Sales by Dynamic Foods to third parties were $1.7 million lower in the first thirty-nine weeks of 1997 than the prior year.

    Cost of sales. Excluding depreciation, cost of sales was 30.2% of sales for the first thirty-nine weeks of 1997 as compared to 31.2% for the same period of 1996. The decrease in the percentage of sales was the result of changes in pricing, menu mix and lower product costs.

    Selling, general and administrative. Selling, general and administrative expense was higher in the aggregate by $1.3 million in the first thirty-nine weeks of 1997 as compared to 1996 due to increases in some expense categories being partially offset by there being fewer units included in the operating results. The change in SG&A expense included an increase of $1.4 million in marketing expense, a decrease of $467 thousand in salaries, wages and related benefits and a decrease of $410 thousand in utility expense.

    Depreciation and amortization. Depreciation and amortization expense was higher by $1.1 million in the first thirty-nine weeks of 1997 due primarily to higher depreciation on newly acquired property, plant and equipment, along with the use of shorter depreciation periods.

    Special Charges. The loss from operations for the thirty-nine weeks ended September 30, 1997 includes net special charges of $10.0 million. The results of operations includes a charge of $4.8 million for the liability for indemnification of litigation settlement costs and reasonable expenses related to a suit filed by Michael J. Levenson, a charge for $3.5 million for the write down of assets and adjustments to closed store reserves of units previously closed and for three units to be closed, a charge of $3.0 million for the write down of certain assets and a credit of $1.3 million related to the settlement of a lawsuit previously filed against the Company by the Internal Revenue Service.

    For the thirty-nine weeks ended October 1, 1996, the Company recognized net special credits of $1.1 million, including $699 thousand from the insurance proceeds received related to a five loss incurred in 1994 and $709 thousand for the termination of a trademark royalty agreement and the modification and extension of a related lease, and a charge of $270 thousand related to a consulting agreement with the Chairman of the Board and the search for a new President and Chief Executive Officer.

    Interest expense. Interest expense was $212 thousand in the thirty-nine weeks in 1997, which was slightly higher than the comparable period in the prior year. In accordance with Statement of Financial Accounting Standards No. 15, the restructured debt was recorded at the sum of all future principal and interest payments and there is no recognition of interest expense thereon.

                      LIQUIDITY AND CAPITAL RESOURCES OF
                FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES


    During the thirty-nine weeks ended September 30, 1997, cash provided by operating activities of the Company was $9.6 million compared to $13.1 million in the same period of 1996. The Company made capital expenditures of $4.0 million during the first thirty-nine weeks of 1997 compared to $7.2 million during the same period of 1996. Cash, temporary investments and marketable securities were $3.0 million at September 30, 1997 compared to $2.2 million at
October 1, 1996.   The current ratio of the Company was .38:1 at September 30,
1997 compared to .38:1 at October 1, 1996 and .41:1 at December 31, 1996.
The Company's total assets at September 30, 1997 aggregated $66.0 million, following the net special charges of $10.0 million, compared to $78.9 million at October 1, 1996 and $75.2 million at December 31, 1996.

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

    The Partnership has outstanding $69.1 million of 12% Notes due December 31, 2001, which includes $23.4 million of interest to maturity. Under the terms of the indenture covering the 12% Notes, a semi-annual cash interest payment of approximately $2.7 million is due on each March 31 and September 30. The obligations of the Partnership under the 12% Notes are secured by a security interest in and a lien on all of the personal property of the Partnership and mortgages on all fee and leasehold properties of the Partnership (to the extent such properties are mortgageable).

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

    In July 1997, the Company reached a settlement of the litigation filed by Michael J. Levenson, the former Chairman of the Board, and others. The settlement involved a payment by the Company to the plaintiffs of a net amount of approximately $275 thousand. All settling defendants, including the Company and its subsidiaries, received mutual releases with respect to all matters alleged in the litigation. The Company is required to indemnify certain of the defendants originally named in the litigation for certain settlement costs and reasonable expenses they incurred in connection with the litigation, and estimates the total cost of such indemnification will be $4.8 million.

                                    PART II

                               OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K


         (a)  Exhibits

              11   Computation of Net Income (Loss) Per Common Share


         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended
             September 30, 1997.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




     FURR'S/BISHOP'S, INCORPORATED             FURR'S/BISHOP'S, INCORPORATED



BY:  /s/Theodore J. Papit                      /s/Alton R. Smith
     -----------------------------             -----------------------------
     Theodore J. Papit                         Alton R. Smith
     President and Chief Executive Officer     Principal Accounting Officer




Date:    November 11, 1997


                                                                   Exhibit 11

                FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES

                 UNAUDITED COMPUTATION OF NET INCOME PER SHARE

          (Dollars and shares in thousands, except per share amounts)


                                        Thirteen weeks       Thirty-nine weeks
                                            ended                   ended
                                      ------------------    ------------------
                                      Sept 30,   Oct 1,     Sept 30,   Oct 1,
                                        1997      1996        1997      1996
                                      --------  --------    --------  --------
Net Income (Loss)                     $ (6,167) $  2,194    $ (6,510) $  7,520
                                      ========  ========    ========  ========

Primary:
  Weighted average number of common
    shares outstanding                  48,675    48,670      48,674    48,663
  Common shares issued upon exercise
    of outstanding warrants, net of
    shares assumed to be repurchased       -         -            34       -
                                      --------  --------    --------  --------
  Primary weighted average number of
    common and common equivalent
    shares outstanding                  48,675    48,670      48,708    49,663
                                      ========  ========    ========  ========
  Primary net income (loss) per share
    of common stock                   $  (0.13) $   0.04    $  (0.13) $   0.15
                                      ========  ========    ========  ========

Fully Diluted:
  Weighted average number of common
    shares outstanding                  48,675    48,670      48,674    48,663
  Common shares issued upon exercise
    of outstanding warrants, net of
    shares assumed to be repurchased       -       2,681          34     2,688
                                      --------  --------    --------  --------
  Fully diluted weighted average
    common and common equivalent
    shares outstanding                  48,675    51,351      48,708    51,351
                                      ========  ========    ========  ========
  Fully diluted net (loss) income
    per share of common               $  (0.13) $   0.04    $  (0.13) $   0.15
                                      ========  ========    ========  ========