Form 10-K405/A
period 1996-12-31
FURRS BISHOPS INC
filed 1998-03-19
CIK 872548

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549
                                  FORM 10-K/A
                                AMENDMENT NO. 3

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1996

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

         Title of each class                        Name of each exchange
                                                     on which registered

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

                            Yes    X      No
                                --------     --------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         The aggregate market value of the Voting Stock held by non-affiliates of the Registrant, based upon the closing price of the registrant's Common Stock on March 11, 1997 was $73,007,906.

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

         (a) The following documents are filed as part to this Annual Report of Form 10-K:

                 (1)      Financial Statements

                          The financial statements filed as part of this report are listed in the "Index to Consolidated Financial Statements" at Item 8.

                 (2)      Financial Statement Schedule
                          Furr's/Bishop's, Incorporated

         Schedule         Description                                        Page No.
         --------         -----------                                        --------
         II -             Consolidated Valuation and Qualifying Accounts       S-1

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

       3.4                   Second Certificate of Amendment to the Amended and Restated Certificate of
                             Incorporation of Furr's/Bishop's, Incorporated, incorporated by reference from the
                             Registrant's Form 10-K for the year ended January 2, 1996.
       4.1                   Amended and Restated Indenture, dated as of November 15, 1995, between Cafeteria
                             Operators, L.P. and Fleet National Bank of Massachusetts (f/k/a Shawmut Bank, N.A.),
                             incorporated by reference from the Registration Statement on Form S-1 of Cafeteria
                             Operators, L.P. (File No. 333-4578).

       4.2                   First Supplemental Indenture, dated as of January 24, 1996, between Cafeteria
                             Operators, L.P. and Fleet National Bank of Massachusetts (f/k/a Shawmut Bank, N.A.),
                             incorporated by reference from the Registrant's Form 10-K for the year ended January
                             2, 1996.



       4.3                   General Security Agreement, dated as of March 27, 1992, between Cafeteria Operators,
                             L.P. and Fleet National Bank of Massachusetts (f/k/a Shawmut Bank, N.A.),
                             incorporated by reference from the Registration Statement on Form S-1 of Cafeteria
                             Operators, L.P. (File No. 333-4578).
       4.4                   Security Agreement, dated as of March 27, 1992, between Cafeteria Operators, L.P.
                             and Fleet National Bank of Massachusetts (f/k/a Shawmut Bank, N.A.), incorporated by reference from the Registration Statement on Form S-1 of Cafeteria Operators, L.P.
                             (File No. 333-4578).

       4.5                   Form of Assignment and Security Agreements relating to deposits at Amarillo National
                             Bank and Carlsbad National Bank, dated as of March 27, 1992, between Cafeteria
                             Operators, L.P. and Fleet National Bank of Massachusetts (f/k/a Shawmut Bank, N.A.),
                             incorporated by reference from the Registration Statement on Form S-1 of Cafeteria
                             Operators, L.P. (File No. 333-4578).

       4.6                   General Security Agreement, dated as of March 27, 1992, between Furr's/Bishop's
                             Specialty Group, L.P. and Fleet National Bank of Massachusetts (f/k/a Shawmut Bank,
                             N.A.), incorporated by reference from the Registration Statement on Form S-1 of
                             Cafeteria Operators, L.P. (File No. 333-4578).
       4.7                   Assignment for Security (Trademarks), dated as of March 27, 1992, by Cafeteria
                             Operators, L.P., filed with the Patent and Trademark Office, incorporated by reference from the Registration Statement on Form S-1 of Cafeteria Operators, L.P.
                             (File No. 333-4578).

       4.8                   Assignment for Security (Trademarks), dated as of December 28, 1995, by Cafeteria
                             Operators, L.P., filed with the Patent and Trademark Office, incorporated by reference from the Registration Statement on Form S-1 of Cafeteria Operators, L.P.
                             (File No. 333-4578).
       4.9                   Assignment for Security (Trademarks), dated as of December 28, 1995, by
                             Furr's/Bishop's Specialty Group, L.P., filed with the Patent and Trademark Office, incorporated by reference from the Registration Statement on Form S-1 of Cafeteria
                             Operators, L.P. (File No. 333-4578).

       4.10                  Amended and Restated Security Agreement and Mortgage-Trademarks and Patents, dated as of December 31, 1995, among Cafeteria Operators, L.P., Furr's/Bishop's Specialty
                             Group, L.P. and Fleet National Bank of Massachusetts (f/k/a Shawmut Bank, N.A.),
                             incorporated by reference from the Registration Statement on Form S-1 of Cafeteria
                             Operators, L.P. (File No. 333-4578).

       4.11                  Special Power of Attorney, dated as of March 27, 1992, by Cafeteria Operators, L.P., incorporated by reference from the Registration Statement on Form S-1 of Cafeteria
                             Operators, L.P. (File No. 333-4578).
       4.12                  Special Power of Attorney, dated as of December 28, 1995, by Cafeteria Operators,
                             L.P., incorporated by reference from the Registration Statement on Form S-1 of
                             Cafeteria Operators, L.P. (File No. 333-4578).

       4.13                  Special Power of Attorney, dated as of December 28, 1995, by Furr's/Bishop's
                             Specialty Group, L.P., incorporated by reference from the Registration Statement on
                             Form S-1 of Cafeteria Operators, L.P. (File No. 333-4578).

       4.14                  Omnibus Agreement, dated as of November 15, 1995, among Cafeteria Operators, L.P.,
                             Furr's/Bishop's Specialty Group, L.P. and Fleet National Bank of Massachusetts
                             (f/k/a Shawmut Bank, N.A.) (included as Exhibit E to the Exchange Agreement filed as
                             Exhibit 10.1 and incorporated by reference from the Registrant's Registration
                             Statement on Form S-4 (File No. 33-92236)).
       4.15                  First Amendment to Deed of Trust, dated as of November 15, 1995, between Cafeteria
                             Operators, L.P. and Fleet National Bank of Massachusetts (f/k/a Shawmut Bank, N.A.)
                             for premises located at Pima County, Arizona, incorporated by reference from the
                             Registration Statement on Form S-1 of Cafeteria Operators, L.P. (File No. 333-4578).

       4.16                  First Amendment to Deed of Trust, dated as of November 15, 1995, between Cafeteria
                             Operators, L.P. and Fleet National Bank of Massachusetts (f/k/a Shawmut Bank, N.A.)
                             for premises located at Jefferson County, Colorado, incorporated by reference from the Registration Statement on Form S-1 of Cafeteria Operators, L.P. (File No. 333-
                             4578).

       4.17                  First Amendment to Deed of Trust, dated as of November 15, 1995, between Cafeteria
                             Operators, L.P. and Fleet National Bank of Massachusetts (f/k/a Shawmut Bank, N.A.)
                             for premises located at Clark County, Nevada, incorporated by reference from the
                             Registration Statement on Form S-1 of Cafeteria Operators, L.P. (File No. 333-4578).
       4.18                  First Amendment to Deed of Trust, Security Agreement, Financing Statement, Fixture
                             Filing and Assignment of Rents and Leases, dated as of November 15, 1995, between
                             Cafeteria Operators, L.P. and Fleet National Bank of Massachusetts (f/k/a Shawmut
                             Bank, N.A.) for premises located at San Bernardino County, California, incorporated by reference from the Registration Statement on Form S-1 of Cafeteria Operators,
                             L.P. (File No. 333-4578).

       4.19                  First Amendment to Mortgage, Security Agreement and Assignment of Leases and Rents,
                             dated as of November 15, 1995, between Cafeteria Operators, L.P. and Fleet National
                             Bank of Massachusetts (f/k/a Shawmut Bank, N.A.) for premises located at Johnson
                             County, Kansas, incorporated by reference from the Registration Statement on Form S-
                             1 of Cafeteria Operators, L.P. (File No. 333-4578).
       4.20                  First Amendment to Deed of Trust, Security Agreement and Assignment of Leases and
                             Rents, dated as of November 15, 1995, between Cafeteria Operators, L.P. and Fleet
                             National Bank of Massachusetts (f/k/a Shawmut Bank, N.A.) for premises located at
                             St. Louis County, Missouri, incorporated by reference from the Registration
                             Statement on Form S-1 of Cafeteria Operators, L.P. (File No. 333-4578).

       4.21                  First Amendment to New Mexico Deed of Trust, dated as of November 15, 1995, between
                             Cafeteria Operators, L.P. and Fleet National Bank of Massachusetts (f/k/a Shawmut
                             Bank, N.A.). for premises located at Bernalillo County, New Mexico, incorporated by reference from the Registration Statement on Form S-1 of Cafeteria Operators, L.P.
                             (File No. 333-4578).

       4.22                  First Amendment to Mortgage with Power of Sale, dated as of November 15, 1995, between Cafeteria Operators, L.P. and Fleet National Bank of Massachusetts (f/k/a
                             Shawmut Bank, N.A.) for premises located at Tulsa County, Oklahoma, incorporated by reference from the Registration Statement on Form S-1 of Cafeteria Operators, L.P.
                             (File No. 333-4578).
       4.23                  First Amendment to Deed of Trust, Security Agreement and Assignment of Leases, dated as of November 15, 1995, between Cafeteria Operators, L.P. and Fleet National Bank of Massachusetts (f/k/a Shawmut Bank, N.A.) for premises located at Taylor County,
                             Texas, incorporated by reference from the Registration Statement on Form S-1 of
                             Cafeteria Operators, L.P. (File No. 333-4578).

       4.24                  First Amendment to Deed of Trust, Security Agreement and Assignment of Leases, dated as of November 15, 1995, between Cafeteria Operators, L.P. and Fleet National Bank of Massachusetts (f/k/a Shawmut Bank, N.A.) for premises located at Cameron County,
                             Texas, incorporated by reference from the Registration Statement on Form S-1 of
                             Cafeteria Operators, L.P. (File No. 333-4578).

       4.25                  First Amendment to Deed of Trust, Security Agreement and Assignment of Leases, dated as of November 15, 1995, between Cafeteria Operators, L.P. and Fleet National Bank of Massachusetts (f/k/a Shawmut Bank, N.A.) for premises located at Dallas County,
                             Texas, incorporated by reference from the Registration Statement on Form S-1 of
                             Cafeteria Operators, L.P. (File No. 333-4578).
       4.26                  First Amendment to Deed of Trust, Security Agreement and Assignment of Leases, dated as of November 15, 1995, between Cafeteria Operators, L.P. and Fleet National Bank of Massachusetts (f/k/a Shawmut Bank, N.A.) for premises located at Lubbock County,
                             Texas, incorporated by reference from the Registration Statement on Form S-1 of
                             Cafeteria Operators, L.P. (File No. 333-4578).

       4.27                  First Amendment to Deed of Trust, Security Agreement and Assignment of Leases, dated as of November 15, 1995, between Cafeteria Operators, L.P. and Fleet National Bank of Massachusetts (f/k/a Shawmut Bank, N.A.) for premises located at Grayson County,
                             Texas, incorporated by reference from the Registration Statement on Form S-1 of
                             Cafeteria Operators, L.P. (File No. 333-4578).
       4.28                  First Amendment to Deed of Trust, Security Agreement and Assignment of Leases, dated as of November 15, 1995, between Cafeteria Operators, L.P. and Fleet National Bank of Massachusetts (f/k/a Shawmut Bank, N.A.) for premises located at Hopkins County,
                             Texas, incorporated by reference from the Registration Statement on Form S-1 of
                             Cafeteria Operators, L.P. (File No. 333-4578).

       10.1                  Exchange Agreement, dated as of November 15, 1995, among Furr's/Bishop's,
                             Incorporated, Cafeteria Operators, L.P. and holders of 11% Senior Secured Notes, incorporated by reference from the Registrant's Registration Statement on Form S-4
                             (File No. 33-92236).

       10.2                  Warrant Agreement dated as of July 10, 1995, between Furr's/Bishop's, Incorporated and Chemical Bank, incorporated by reference from the Registrant's Registration
                             Statement on Form S-4 (File No. 33-92236).

       10.3                  Consulting and Indemnity Agreement and General Release, dated as of June 7, 1996, among Kevin E. Lewis, Furr'/Bishop's, Incorporated and Cafeteria Operators, L.P.,
                             incorporated by reference from the Registrant's Registration Statement on Form S-1
                             (File No. 333-4576).
       10.4                  First Amendment to Consulting and Indemnity Agreement and General Release, dated as of September 17, 1996, among Kevin E. Lewis, Furr's/Bishop's, Incorporated and
                             Cafeteria Operators, L.P., incorporated by reference from Cafeteria Operators,
                             L.P.'s Form 10-K for the fiscal year ended December 31, 1996.

       10.5                  Master Sublease Agreement, dated as of December 1, 1986, between Kmart Corporation and Cafeteria Operators, L.P. (as successor in interest to Furr's Cafeterias, Inc.), incorporated by reference from the Registration Statement on Form S-1 of Calvacade
                             Foods, Inc., Furr's Cafeterias, Inc. and Bishop Buffets, Inc. (File No. 33-11842).

       10.6                  Amendment, with respect to the Master Sublease Agreement, dated as of December 1,
                             1993, between Kmart Corporation and Cafeteria Operators, L.P., incorporated by reference from the Registrant's Form 8-K dated November 15, 1993.
       10.7                  1995 Stock Option Plan of Furr's/Bishop's, Incorporated, incorporated by reference from Annex B of the Prospectus included in the Registrant's Registration Statement on Form S-4 (File No. 33-92236).

       21.0                  Subsidiaries of the Registrant, previously filed.
       23.1                  Consent of KPMG Peat Marwick LLP, as independent certified public accountants.

       23.2                  Consent of Deloitte & Touche LLP, as independent certified public accountants.

       27.0                  Financial Data Schedule, previously filed.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      FURR'S/BISHOP'S, INCORPORATED

DATE:    March 18, 1998               /s/ Alton R. Smith
                                      --------------------------------------
                                       Alton R. Smith
                                       Principal Accounting Officer

                              INDEX TO EXHIBITS


Exhibit No.                 Description

   23.1 Consent of KPMG Peat Marwick LLP, as independent certified public accountants.

   23.2 Consent of Deloitte & Touche LLP, as independent certified public accountants,