Form 10-K
period 1997-12-30
FURRS BISHOPS INC
filed 1998-03-30
CIK 872548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the fiscal year ended December 30, 1997
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        Commission file number 1-10725
                         Furr's/Bishop's, Incorporated
            (Exact name of Registrant as specified in its charter)

               DELAWARE                                     75-2350724
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

     6901 QUAKER AVE., LUBBOCK, TX                            79413
     (Address of principal executive office)                (Zip Code)

     Registrant's telephone number, including area code    (806) 792-7151

     Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
       Title of each class                            on which registered
       -------------------                           ---------------------
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

                               Yes  X   No ____
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

     The aggregate market value of the Voting Stock held by non-affiliates of the Registrant, based upon the closing price of the registrant's Common Stock on March 25, 1998 was $36,468,781.

     The number of shares outstanding of each of the registrant's classes of stock as of the latest practicable date are as follows:

                                                        Shares Outstanding
                  Class                                as of March 23, 1998
     --------------------------------------            --------------------
     Common Stock, par value $.01 per share                 48,675,168

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     NONE

                         FURR'S/BISHOP'S, INCORPORATED
                                   FORM 10-K
                                 ANNUAL REPORT

                               TABLE OF CONTENTS
                                                                       Page

                                    PART I


Item 1.  Business.........................................................3
Item 2.  Properties.......................................................7
Item 3.  Legal Proceedings................................................8
Item 4.  Submission of Matters to a Vote of Security Holders..............9

                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.........................................................10
Item 6.  Selected Financial Data.........................................10
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................11
Item 8.  Financial Statements and Supplementary Data.....................18
Item 9.  Changes In and Disagreements With Accountants on
         Accounting and Financial Disclosure.............................20

                                   PART III


Item 10. Directors and Executive Officers of the Registrant..............20
Item 11. Executive Compensation..........................................23
Item 12. Security Ownership of Certain Beneficial
         Owners and Management...........................................30
Item 13. Certain Relationships and Related Transactions..................32

                                    PART IV


Item 14. Exhibits, Financial Statement Schedule and Reports
         on Form 8-K.....................................................34


Signatures...............................................................40

                                    PART I

Item 1.  Business

General

Furr's/Bishop's, Incorporated (the "Company") was organized in 1991 and, through its subsidiaries, is one of the largest operators of family-style cafeteria restaurants in the United States. The Company believes that its cafeterias and buffet, which are operated under the "Furr's" and "Bishop's" names, are well recognized in their regional markets for their value, convenience, food quality and friendly service. The Company's 102 cafeterias and one buffet are located in twelve states in the Southwest, West and Midwest. In addition, the Company operates Dynamic Foods, its food preparation, processing and distribution division, in Lubbock, Texas. Dynamic Foods provides in excess of 85% of the food and supply requirements of the Company's cafeteria and buffet restaurants. Dynamic Foods also sells bakery items and various prepared foods to the restaurant, food service and retail markets.

Family Dining Division

The Family Dining Division consists of 102 cafeterias and one pay-at-the-door buffet-style restaurant operated by Cafeteria Operators, L.P., an indirect wholly owned partnership subsidiary of the Company ("Cafeteria Operators").

Cafeterias. Cafeterias occupy a long standing niche in the food service industry, providing the customer with a pleasant, moderately-priced alternative to fast-food chains and conventional full-service restaurants. The Company's cafeterias offer a wide variety of meals appealing to a broad range of personal tastes, including chicken, beef, fish and pasta entrees; soup, salad and vegetable choices; non-alcoholic beverages; and freshly baked pies and cakes. The food is prepared for serving by the individual cafeteria. The Company's cafeterias are generally characterized by quick service and modest prices per guest. Guest tickets for the fiscal years ended December 30, 1997 and December 31, 1996 averaged approximately $5.62 and $5.38, respectively. The Company's cafeterias average approximately 10,000 square feet in size and have average seating capacity for approximately 300 guests. Virtually all of the Company's cafeterias feature "All-You-Can-Eat" at a fixed price all day, every day, as well as the traditional "a la carte" pricing alternative, which allows customers to choose the pricing and dining format which they find the most attractive.

Management believes that the "Furr's" and "Bishop's" names are widely recognized in their regional markets. Management's emphasis on consistent food quality, variety, cleanliness and service has led to a loyal guest base. The Company's customer base consists principally of people over 45 years of age, shoppers, working people and young families.

Buffet. The Company's buffet-style restaurant features traditional American and ethnic foods at a fixed price that entitles each guest to unlimited servings of all menu items and beverages. Food items are served in a "scatter bar" format at buffet islands centrally located in the restaurant's food service area. The "scatter-bar" buffet format emphasizes customer choice by allowing customers to select at their own pace in self selected portions, thereby improving the restaurant experience for the guest. The buffet unit is approximately 10,000 square feet in size and has seating capacity for approximately 300 guests. Guest tickets for the fiscal year ended December 30, 1997 averaged approximately $5.80.

Marketing and Advertising

The Company's marketing program utilizes a variety of media to attract customers to the Company's restaurants and to create a targeted image for the Company's restaurants. The Company utilizes point of sale advertising within its restaurants to focus customers on the various food items and promotions being offered at the restaurant. Television advertisements are used by the Company to enhance its image with respect to food quality and value pricing. Also, billboard advertising, newspaper and direct mail programs within the communities in which the Company has a large presence are used to direct customers to the Company's restaurants and to promote specific programs, including the one-price "All-You-Can-Eat" concept. The Company frequently uses all of its marketing tools together to promote the concept. In addition, store managers and other personnel are encouraged to participate in local public relations and promotional efforts.


Dynamic Foods

The Company operates Dynamic Foods, a food preparation, processing and distribution facility in Lubbock, Texas that supplies in excess of 85% of the food and supply requirements of the Company's family dining restaurants, providing the Company with uniform quality control and the ability to make volume purchases. In addition, management believes that there is significant potential for utilizing the available excess capacity at Dynamic Foods by increasing sales to third parties. In fiscal 1997, third party sales by Dynamic Foods aggregated $1.2 million.

Dynamic Foods has approximately 140 separate food items available under the "Dynamic Foods" label for distribution to the Company's restaurants and for sale to third parties. Currently, approximately 90% of Dynamic Food's manufacturing output is used at the Company's restaurants and the remainder is sold to third parties.


Restaurant Management

The success of each restaurant's operation is largely dependent upon the quality of in-store management and mid-level supervisory management. Experienced and well trained in-store management is important to assure good service, quality food and the cleanliness of each restaurant, to control costs, and to monitor local eating habits and traffic.

Each cafeteria and buffet is operated under the supervision of a general manager, an assistant general manager and one or two assistant managers. Each cafeteria generally employs between 40 and 70 workers of whom approximately 20% are part-time workers. The buffet-style restaurant typically employs fewer persons as the "scatter-bar" concept reduces service staffing requirements.

The general managers of the Company's family dining restaurants report to twelve regional managers who, in turn, report to the Vice President of Field Operations. The general managers have responsibility for day-to-day operations, including food ordering, labor scheduling, menu planning, customer relations and personnel hiring and supervision. The regional managers visit each restaurant regularly and work with the in-store managers to evaluate and maintain overall operating standards. They also make quality control checks, train personnel in operating procedures and evaluate procedures developed by cafeteria and buffet personnel for possible use in all Company owned family dining units.


Service Marks and Trademarks

The Company utilizes and is dependent upon certain registered service marks, including "Furr's Cafeterias," "Bishop Buffets" and "Dynamic Foods," and a stylized "F" trademarked by the Company. These and other trademarks are current and are renewable on dates ranging from June 1998 to February 2008. The Company is not aware of any party who could prevail in a contest of the validity of such service marks and trademarks.


Seasonality

Customer volume on a Company-wide basis at most established restaurants is generally somewhat lower in the winter months, due primarily to weather conditions in certain of the markets for the Company's restaurants. As a consequence, the first and fourth quarters of the year historically produce lower sales. A harsh winter season has a negative effect on the Company's revenues, results of operations and liquidity.


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

Neither the Company nor any of its competitors has a significant share of the total food service market in any area in which the Company competes. The Company believes that its principal competitors are other cafeterias and buffets, moderately-priced, conventional restaurants, fast-food outlets, and eat-at-home alternatives. Many of the Company's competitors, including its primary cafeteria and buffet competitors, have greater financial resources and lower total debt-to-equity ratios than the Company. The Company competes with other food service outlets for management personnel based on salary, opportunity for advancement and stability of employment. The Company believes it offers existing and prospective management personnel an attractive compensation and benefits package with opportunity for advancement in a stable segment of the food service industry.

The food manufacturing and distribution business is highly competitive and many of Dynamic Foods' competitors are large regional or national food processors and distributors with significantly greater financial resources than the Company. Accordingly, there can be no assurance that Dynamic Foods will be able to generate significantly higher revenue or increase the profitability of the Company.

Capital Expenditure Program

During the fiscal years ended December 30, 1997, December 31, 1996 and January 2, 1996, the Company expended $5.6 million, $10.1 million and $8.0 million, respectively, principally to maintain and remodel existing cafeterias, upgrade its computer and information systems, construct one new unit and improve the facility operated by Dynamic Foods. The Company believes that the aggregate level of capital expenditures over such period has been below that required to expand the Company's cafeteria operations and to remodel existing cafeterias as required by competitive conditions in the restaurant industry. The Company's capital expenditure program is necessary to enable the Company and its subsidiaries to increase their revenue and profitability.

Subject to its ability to generate necessary funds from operations or to obtain funds from other sources, the Company intends to pursue a program of remodeling existing restaurants and opening new restaurants. The Company anticipates expending approximately $7 to $11 million in fiscal year 1998 to open new restaurants, remodel existing cafeterias and make other capital expenditures. No assurance can be given that the Company will generate sufficient funds from operations or obtain alternative financing to enable it to make the desired capital expenditures. The Company's ability to open new restaurants will also depend, among other things, upon its ability to secure appropriate store locations on favorable terms and to identify, hire and train personnel for expansion. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Liquidity and Capital Resources."

Employees

As of March 3, l998, the Company employed approximately 5,400 persons, of whom approximately 4,300 were employed on a full-time basis. The Company employed approximately 375 persons as managers or assistant managers of its restaurants, twelve persons as regional managers and approximately 80 persons in executive, administrative or clerical positions in the corporate office. None of the Company's employees are covered by collective bargaining agreements. The Company believes that its relations with its employees are satisfactory.

The majority of the Company's restaurants pay average wages in excess of the current minimum wage standards. However, any future increase in the federal minimum wage could have the effect of increasing the Company's labor costs. In recent years, the market for those employees who have traditionally been employed in the restaurant industry has become increasingly competitive due to fewer persons entering this category of wage earner and the increased government regulation of immigrants entering and working in the United States. In response to this decrease in the available labor pool, the Company has increased its average hourly wage and expanded its hiring and training efforts.

Regulation

The Company's restaurants are subject to numerous federal, state and local laws affecting health, sanitation, waste water, fire and safety standards. The Company believes that it is in substantial compliance with applicable laws and regulations governing its operations.

The Federal Americans With Disabilities Act, which became effective as to public accommodations and employment in 1992, prohibits discrimination on the basis of disability. As the Company proceeds with remodeling existing restaurants, it could be required to expend funds to modify its restaurants in order to provide service to, or make reasonable accommodations for the employment of, disabled persons.

Recent Events

Effective January 2, 1996, the Company's stockholders approved a reclassification of all outstanding shares of each class of common stock and convertible preferred stock into the right to receive shares of a new class of common stock, as well as the restructuring of certain financial obligations, as more fully described below in the footnotes to the Company's financial statements. See "Item 8. Financial Statements and Supplemental Data, Note 2 Restructuring and Note 4 Long-term Debt."

Item 2.  Properties

Restaurant Locations. The following table sets forth the number of restaurants operated by the Company in certain states as of February 28, 1998.


               State                Number Of Restaurants
               -----                ---------------------
               Arizona                         8
               Arkansas                        2
               California                      2
               Colorado                       10
               Illinois                        1
               Iowa                            5
               Kansas                          7
               Missouri                        2
               Nevada                          2
               New Mexico                     15
               Oklahoma                       10
               Texas                          38
                                             ---
                                             102

Site Selection. The Company generally intends to reposition existing restaurants or open new restaurants in markets in which the Company's restaurants are presently located and in adjacent markets, in order to improve the Company's competitive position and increase operating margins by obtaining economies of scale in merchandising, advertising, distribution, purchasing and supervision. The primary criteria considered by the Company in selecting new locations are a high level of customer traffic, convenience to both lunch and dinner customers in demographic groups that tend to favor the Company's restaurants, and the occupancy cost of the proposed restaurant. The ability of the Company to open new restaurants depends on a number of factors, including its ability to find suitable locations and negotiate acceptable leases, its ability to attract and retain a sufficient number of qualified restaurant managers, and the availability of sufficient financing.

Properties. Forty-seven of the Company's restaurants are leased from third parties, another 34 are subleased under a master sublease agreement, 12 are owned and are situated on land leased from third parties and nine are owned in fee simple. Most of the leases have initial terms of from 10 to 20 years and contain provisions permitting renewal for one or more specified terms at specified rental rates. Some leases provide for fixed annual rent plus rent based on a percentage of sales. The average restaurant contains approximately 10,000 square feet and seats approximately 300 guests.

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

The Company leases eight properties under a master sublease, owns ten buildings situated on land leased from third parties and owns two buildings on land owned in fee simple, which are not used in the Company's restaurant business and are periodically leased to third parties.

Item 3.  Legal Proceedings

(1) The Internal Revenue Service (the "Service") has examined the federal income tax returns of certain subsidiaries of the Company, including (i) Cavalcade Holdings, Inc. ("Holdings") (for each of the tax years ended June 30, 1985 through June 30, 1990), (ii) Cavalcade Foods, Inc. ("Foods") as successor in interest to Bishop Buffets, Inc. (for the tax period ended December 27, 1986), and (iii) Foods as successor in interest to Furr's Cafeterias, Inc. (for the tax period ended December 27, 1986).

The Service has accepted a negotiated settlement with Holdings of $153 thousand in tax, plus interest from the date such amount was deemed payable, and has initiated the collections process. The Service has accepted a negotiated settlement with Foods of $781 thousand in tax, plus interest from the date such amount was deemed payable, and has initiated the collections process. Holdings and Foods have each submitted offers in compromise to the Service and will attempt to negotiate payment of a lesser amount.

(2) On August 11, 1995, a complaint was filed in the District Court of Travis County, Texas by the former Chairman of the Board of the Company, Michael J. Levenson, both individually and on behalf of his minor son Jonathan Jacob Levenson, James Rich Levenson, Benjamin Aaron Levenson, S.D. Levenson, General Consulting Group, Inc. and Cerros Morado. The complaint named as defendants the Company, Cafeteria Operators, Furr's/Bishop's Cafeterias, L.P., Cavalcade &

Co. Inc. ("Cavalcade"), individual members of the Board of Directors, Houlihan, Lokey, Howard & Zukin, Inc., KL Park Associates, L.P. ("KL Park"), KL Group, Inc. ("KL Group"), Skadden, Arps, Slate, Meagher & Flom, certain of the then current and former holders of the 11% Senior Secured Notes ("11% Notes"), Deloitte & Touche LLP, Kmart Corporation ("Kmart") and certain partners and employees of the foregoing, alleging, among other things, that the Company and certain defendants conspired to wrest control of the Company away from the Levensons by fraudulently inducing them to transfer their working control of the Company through a series of transactions in which the Levensons transferred Class B Common Stock and stock options in the Company to KL Park and KL Group. Plaintiffs initially sought actual damages of approximately $16.4 million, as well as punitive damages.

On October 6, 1995, the Levensons filed a Notice of Non-Suit as to certain of the defendants, including the Company, Cafeteria Operators, Furr's/Bishop's Cafeterias, L.P., Cavalcade and the individual members of the Board of Directors (other than William E. Prather and Kevin E. Lewis) and amended their complaint. As a result of such Notice of Non-Suit, the named entities and individuals were no longer defendants in the Levenson litigation. In addition, Deloitte & Touche LLP settled with the plaintiffs and were voluntarily dismissed from the case.

In a Fifth Amended Petition filed on or about February 3, 1997, plaintiffs sought an unspecified amount of actual damages, alleging only that their actual damages claim was "no more than $400 million." In July 1997, the Company reached a settlement of the litigation, in which all settling defendants, including its current and former directors and officers, Cafeteria Operators, Furr's/Bishop's Cafeterias, L.P. and Cavalcade received mutual releases with respect to all matters alleged in the litigation and Cafeteria Operators made a payment to the plaintiffs of a net amount of approximately $275 thousand.

The Company was required to indemnify certain of the defendants originally named in the Levensons' complaint, including the individual members of the Board of Directors and certain of their affiliated entities, pursuant to the Company's Certificate of Incorporation and otherwise, for any and all damages resulting from such complaint. As part of the restructuring of the 11% Notes, the Company also agreed to indemnify certain parties named as defendants in the Levensons' complaint, including the holders of the 11% notes, KL Group, KL Park and Kmart, from and against all claims, actions, suits and other legal proceedings, damages, costs, interest, charges, counsel fees and other expenses and penalties which such entity may sustain or incur to any person whatsoever (excluding judgments in the case of KL Group and KL Park) by reason of or arising out of the Levenson litigation. Under no circumstances was the Company to be obligated to indemnify any party for any liability resulting from such party's willful misconduct or bad faith. During 1997, the Company recorded special charges aggregating $4.9 million against results of operations to recognize the estimated cost of such indemnification. The Company has negotiated agreements with each of the parties whose indemnity claim was outstanding at year end and has either made cash payments or issued 10.5% unsecured notes in settlement of such claims. See "Item 13 Certain Relationships and Related Transactions."

Item 4.  Submission of matters to a Vote of Security Holders

None

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Common Stock

The Common Stock, par value $.01 per share ("Common Stock"), is traded on the New York Stock Exchange ("NYSE") under the symbol "CHI." As of March 23, 1998, there were 48,675,168 shares of Common Stock outstanding and approximately 2,000 record holders.

As of March 23, 1998, no cash dividends had been declared on the Common Stock. The terms of the indebtedness of Cafeteria Operators limits its ability to distribute funds to the Company for the payment of dividends on the Common Stock, and accordingly, the Company does not anticipate paying dividends in the foreseeable future.


The following table provides the high and low closing prices for each quarter of the last two fiscal years:

                             1997                  1996
                             ----                  ----
                          High    Low           High    Low
                          -----  -----          -----  -----
     First Quarter        $1.75  $1.12          $4.69  $1.50
     Second Quarter        1.50   1.00           1.88   1.12
     Third Quarter         1.06   0.75           1.50   0.81
     Fourth Quarter        0.81   0.50           1.38   0.88


At March 23, 1998, the Company had outstanding an aggregate of 40,134,548 warrants to purchase shares of Common Stock. Following the reverse stock split that became effective on March 22, 1996, and subject to the adjustments thereby, such warrants were adjusted and thereafter evidence the right to purchase one-fifteenth of one share of Common Stock at an exercise price of $1.11 per share, for an aggregate of 2,675,637 shares. Such warrants are exercisable at any time and expire on January 2, 2001. Such warrants are not listed for trading on any public exchange.

Item 6.  Selected Financial Data(in thousands, except per share data)

See Chart On Next Page

Fiscal Years Ended
-------------------------------------------------------------------------------
                        Dec 30,    Dec 31,    Jan 2,     Jan 3,     Dec 28,
                         1997       1996       1996       1995       1993
                      ---------  ---------  ---------  ---------  ---------
Sales (1)             $ 193,530  $ 197,196  $ 209,769  $ 224,819  $ 253,490
Income (loss) Before
 Extraordinary Item      (5,396)     8,363    (38,863)   (21,342)  (166,140)(2)
Income (loss)
 Per Common Share,
  Basic (3):
  Before Extraordinary
   Item                   (0.11)      0.17      (0.80)     (0.44)     (3.42)
  Extraordinary Item         -          -        3.50 (4)     -          -
Total Assets             65,801     75,259     78,038     95,917    105,052


Long Term Obligations
 and Redeemable Pre-
 ferred Stock (5)        78,974     82,905     90,590    215,595    220,575

Mandatorily Redeemable
  Common Stock               -          -          -       8,000      8,000


(1) The Company closed eight restaurants in 1997, five restaurants in 1996, fourteen restaurants in 1995 and fourteen in 1994.
(2) Includes a write-off of goodwill of approximately $135,479 in the fourth quarter of the fiscal year ended December 28, 1993.
(3) All years based on Common Stock outstanding after giving effect to the reverse stock split and after giving retroactive effect to the adoption of Statement of Financial Accounting Standards No. 128, "Earnings per Share."
(4) Includes a net extraordinary gain of $170,239 from financial restructuring transactions in the fourth quarter of the fiscal year ended January 2, 1996.
(5) Includes $23,374, $28,867 and $33,413 of interest accrued to maturity on long-term debt in fiscal year ended December 30, 1997, December 31, 1996 and January 2, 1996, respectively and $202,453 of long-term debt that was classified as current in the fiscal years ended January 3, 1995 and December 28, 1993.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's fiscal year is a 52-53 week year. Each of the last three fiscal years included 52 weeks.

The following table sets forth certain statement of operations data and restaurant data for the fiscal years indicated (dollars in thousands, except sales per unit):

                                            1997        1996        1995
                                          ---------   ---------   ---------
Statement of operations data:
Sales                                     $ 193,530   $ 197,196   $ 209,769

Costs and expenses:
  Cost of sales (excluding depreciation)     58,292      61,327      67,409
    As a percent of sales                     30.12%      31.10%      32.13%
  Selling, general and administrative       118,979     118,233     127,359
    As a percent of sales                     61.48%      59.96%      60.71%
  Depreciation and amortization              10,889      10,168      14,002
  Special charges (credits)                  10,477      (1,138)     12,273
                                          ---------   ---------   ---------
     Total costs and expenses               198,637     188,590     221,043
                                          ---------   ---------   ---------
Operating income (loss)                      (5,107)      8,606     (11,274)
Interest expense                                289         243      27,589
                                          ---------   ---------   ---------
Income (loss) before extraordinary credit $  (5,396)  $   8,363   $ (38,863)
                                          =========   =========   =========
Restaurant Units in Operation:
     Beginning of year                          110         115         129
     Opened                                       1          -           -
     Closed                                      (8)         (5)        (14)
                                          ---------   ---------   ---------
  End of Year                                   103         110         115
                                          =========   =========   =========
Restaurant units reserved to be closed
  at the end of year                              0           0           2
                                          =========   =========   =========
Year over Year Comparable Store sales
  change (for units open at year end and
  which operated the full year)                0.31%       0.04%       (2.2)%
                                          =========   =========   =========
Average weekly sales per restaurant unit
  (for units open at year end and which
  operated the full year)                 $  34,426   $  33,449   $  32,916
                                          =========   =========   =========

     On January 2, 1996, stockholders approved a series of financial restructuring transactions resulting in the recognition of a $170,239 extraordinary credit in the 1995 fiscal year ended January 2, 1996.


Fifty-two Weeks Ended December 30, 1997 Compared To Fifty-two Weeks Ended December 31, 1996

      Results of operations. Sales for the fifty-two week fiscal year ended December 30, 1997 were $193.5 million, a decrease of $3.7 million from the fiscal year ended December 31, 1996. The operating loss for the 1997 fiscal year was $5.1 million compared to operating income of $8.6 million in fiscal 1996. The operating results of fiscal 1997 included net special charges of $10.5 million and the results of fiscal 1996 included net special credits of $1.1 million. The net loss for fiscal 1997 was $5.4 million, compared to net income of $8.4 million for fiscal 1996.

      Sales. Comparable store sales were 0.31% higher in fiscal 1997 than 1996. Sales in 1997 were lower than the prior year by $4.9 million as a result of nine fewer units being included in the results of operations in the current year. Sales in fiscal 1997 included $1.7 million of Dynamic Foods sales to third parties.

      Cost of sales. Excluding depreciation, cost of sales was 30.1% of sales for fiscal year 1997 compared to 31.1% for fiscal year 1996. The decrease in the percentage of sales was primarily the result of higher ticket averages from changes in the menu mix and price increases, combined with flat to slightly lower product costs.

      Selling, general and administrative. Selling, General and Administrative ("SG&A") expense was $746 thousand higher than the prior fiscal year. The change over the prior year included increases of $1.4 million in marketing expense, $473 thousand in corporate expense, and $231 thousand in hourly labor, which were partially offset by decreases of $1.1 million in salaries and labor related costs. The remaining change was primarily due to there being nine fewer units included in operating results.

      Special credits and charges. The operating results for fiscal 1997 include net special charges aggregating $10.5 million, compared to net special credits of $1.1 million in the prior fiscal year. The charges in the current year were to recognize $6.9 million of property, plant and equipment write downs and closed store reserves and $4.9 million related to the Levenson litigation and related indemnity, which were partially offset by a credit of $1.3 million related to the settlement of a lawsuit. The credits in the prior fiscal year resulted primarily from the sale of certain trademarks and insurance proceeds for a 1994 claim.

      Depreciation and amortization. Depreciation and amortization expense was $721 thousand higher than the prior fiscal year, due to depreciation on newly acquired property, plant and equipment, along with the use of shorter depreciation periods.

      Interest expense. Interest expense for fiscal year 1997 was $289 thousand, compared to $243 thousand in the prior fiscal year. In accordance with Statement of Financial Accounting Standards No. 15, the restructured debt was recorded at the sum of all future principal and interest payments and there is no recognition of interest expense thereon.

Fifty-two Weeks Ended December 31, 1996 Compared To Fifty-two Weeks Ended January 2, 1996.

      Results of operations. Sales for the fifty-two week fiscal year ended December 31, 1996 were $197.2 million, a decrease of $12.6 million from the fiscal year ended January 2, 1996. The operating income for the 1996 fiscal year was $8.6 million compared to a loss of $11.3 million in fiscal year 1995. The operating results of fiscal 1996 included net special credits of $1.1 million compared to special charges of $12.3 million in the prior year. Net income for fiscal 1996 was $8.4 million, compared to a net loss before extraordinary items of $38.9 million for fiscal 1995.

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

      Cost of sales. Excluding depreciation, cost of sales was 31.1% of sales for fiscal year 1996 compared to 32.1% for fiscal year 1995. The decrease in the percentage of sales was principally the result of lower product costs that were partially offset by changes in the menu mix.

      Selling, general and administrative. Selling, General and Administrative expense was lower in the aggregate by $9.1 million in fiscal year 1996. Of the decrease, $7.6 million was due to operating results including sixteen fewer units. SG&A expense includes decreases of $1.9 million in marketing expense, including discounts, $339 thousand in repair and maintenance, $283 thousand in utility expenses and $234 thousand in supplies expenses. SG&A expense includes an increase of $601 thousand in professional service expenses.

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

New Accounting Pronouncements

In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"), which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. SFAS 125 has been amended by Statement of Financial Accounting Standards No. 127 which amends the effective date of certain provisions for these transactions occurring after December 31, 1997. Management of the Company believes that the impact from adopting the provisions of SFAS 125 in fiscal 1998 will not be material.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), effective for periods beginning after December 15, 1997. The purpose of this standard is to disclose disaggregated information which provides information about the operating segments an enterprise engages in consistent with the way management reviews financial information to make decisions about the enterprise's operating matters. The Company will comply with the requirements of SFAS 131 for fiscal year 1998.

LIQUIDITY AND CAPITAL RESOURCES:

During fiscal 1997, cash provided from operating activities of the Company was $10.2 million compared to $17.6 million in 1996. Cash used for the payment of interest was approximately $5.5 million in 1997 compared to $3.8 million during 1996. The Company made capital expenditures of $5.6 million during 1997 compared to $10.1 million during 1996. Cash, temporary investments and marketable securities were $4.5 million at December 30, 1997 compared to $3.7 million at December 31, 1996. The current ratio of the Company was .48:1 at December 30, 1997 compared to .41:1 at December 31, 1996. The Company's total assets at December 30, 1997 aggregated $65.8 million compared to $75.3 million at December 31, 1996.

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

Cafeteria Operators has outstanding $69.1 million of 12% Notes due December 31, 2001, including $23.4 million of accrued interest. Under the terms of the 12% Notes, a semi-annual cash interest payment of approximately $2.7 million is due on each March 31 and September 30. The obligations of Cafeteria Operators under the 12% Notes are secured by a security interest in and a lien on all of the personal property of Cafeteria Operators and mortgages on all fee and leasehold properties of Cafeteria Operators (to the extent such properties are mortgageable).

Cafeteria Operators has outstanding $2.6 million of 10.5% Notes due December 31, 2001. Under the terms of the 10.5% Notes, a semi-annual cash interest payment of approximately $133 thousand is due on each June 30 and December 31. These notes were issued as payment of a portion of the indemnification obligation related to the Levenson litigation. See "Item 13. Certain Relationships and Related Transactions."

The Company intends to pursue a program of remodeling existing cafeterias and opening new restaurants. The Company anticipates expending approximately $7 to $11 million in fiscal year 1998 to remodel existing cafeterias and open new restaurants and to make other capital expenditures. No assurance can be given that the Company will generate sufficient funds from operations or obtain alternative financing sources to enable it to make the anticipated capital expenditures.

The Company, from time to time, considers whether disposition of certain of its assets, including its food processing and distribution operations, real estate owned in fee simple and leasehold interests, or potential acquisitions of assets would be beneficial or appropriate for the long-term goals of the Company and in order to increase shareholder value.

Cafeteria Operators, the sponsor of the Cavalcade Pension Plan, has agreed to provide for funding at least two-thirds of the $4.6 million of the unfunded current liability which existed at the end of fiscal 1992 by the end of 1998. If the agreed upon funding is not satisfied by the minimum required annual contributions, as adjusted for the deficit reduction contribution and determined under Section 412 of the Internal Revenue Code, the Company intends to make contributions in excess of the minimum annual requirement.

On November 15, 1993, the Company entered into the Amendment to Master Sublease Agreement, dated as of December 1, 1986, with Kmart pursuant to which, among other things, the aggregate monthly rent for the period September 1, 1993 through and including December 31, 1996 was reduced by 25%, or approximately $1.6 million annually, and the aggregate monthly rent for the period January 1, 1997 through and including December 31, 1999 was reduced by 20%, or approximately $1.2 million annually; provided that, during such period, among other things, Kevin E. Lewis remains as Chairman of the Board of the Company. The current one-year term of Mr. Lewis will expire in 1998, and there can be no assurance that Mr. Lewis will be reelected to another term, or if reelected, would serve as Chairman of the Board through December 31, 1999. As a consequence, the Company has entered into negotiations with Kmart to modify the amendment to remove the provisions requiring Mr. Lewis to remain as Chairman of the Board until the end of 1999. To date, Kmart has been unwilling to make such modification.

In February 1998, the Company developed a plan to identify and evaluate year 2000 problems resulting from computer programs being written using two digits to define the applicable year rather than four. The plan provides for the conversion of computer systems or the modification of existing programs to be completed by the end of 1999 at an estimated cost of $350 thousand, which will be funded through operating cash flows.

Item 8.  Financial Statements and Supplementary Data

The Company's fiscal year is a 52-53 week year. Each of the 1997, 1996 and 1995 Fiscal years included 52 weeks.

Index to Consolidated Financial Statements and Financial Schedule

                                                                       Page
                                                                        No.
                                                                       ----
     Independent Auditors' Reports                                      F-1

     Consolidated Balance Sheets--
       December 30, 1997 and December 31,1996                           F-3

     Consolidated Statements of Operations --
       Years ended December 30, 1997, December 31, 1996
        and January 2, 1996                                             F-5

     Consolidated Statements of Changes in Stockholders' Deficit --
       Years ended December 30, 1997, December 31, 1996
        and January 2, 1996                                             F-6

     Consolidated Statements of Cash Flows --
       Years ended December 30, 1997, December 31, 1996
        and January 2, 1996                                             F-7

     Notes to Consolidated Financial Statements --
       Years ended December 30, 1997, December 31, 1996
        and January 2, 1996                                             F-9

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

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    Comprising Item 8 of the Annual Report
                              on Form 10-K to the

                      SECURITIES AND EXCHANGE COMMISSION

                         FURR'S/BISHOP'S, INCORPORATED
                     Fiscal Years Ended December 30, 1997,
                              December 31, 1996,
                              and January 2, 1996

                         INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Furr's/Bishop's, Incorporated:

We have audited the accompanying consolidated balance sheets of Furr's/Bishop's, Incorporated and subsidiaries as of December 30, 1997 and December 31, 1996, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the 52-week years then ended. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for the 52-week years ended December 30, 1997 and December 31, 1996. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Furr's/Bishop's, Incorporated and subsidiaries as of December 30, 1997 and December 31, 1996 and the results of their operations and their cash flows for the 52-week years then ended, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule for the 52-week years ended December 30, 1997 and December 31, 1996, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Notes 1 and 12 to the consolidated financial statements, effective January 2, 1996, the Company changed its method of accounting for impairment of long-lived assets and for long-lived assets to be disposed of to conform to Statement of Financial Accounting Standards No. 121.





                                                   KPMG Peat Marwick LLP
Dallas, Texas
February 6, 1998

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Furr's/Bishop's, Incorporated
Lubbock, Texas

We have audited the accompanying consolidated statement of operations, changes in stockholders' deficit and cash flows of Furr's/Bishop's, Incorporated and subsidiaries (the "Company") for the 52-week year ended January 2, 1996. Our audit also included the financial statement schedule for the 52-week year ended January 2, 1996 listed in the Index at Item 14 (a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations, stockholders' deficit and cash flows of Furr's/Bishop's, Incorporated and subsidiaries, for the 52-week year ended January 2, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule for the 52-week year ended January 2, 1996, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 2, 1996, the Company changed its method of accounting for impairment of long-lived assets and for long-lived assets to be disposed of to conform to Statement of Financial Accounting Standards No. 121.





DELOITTE & TOUCHE LLP

Dallas, Texas
March 28, 1996


FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
----------------------------------------------
CONSOLIDATED BALANCE SHEETS
DECEMBER 30, 1997 AND DECEMBER 31, 1996
(Dollars in Thousands, Except Per Share Amounts)
------------------------------------------------
                                                December 30,      December 31,
                                                   1997              1996
                                                ------------      ------------
ASSETS
------
CURRENT ASSETS:
   Cash and cash equivalents                    $      4,516      $      3,696
   Accounts and notes receivable (net
       of allowance for doubtful accounts
       of $29 and $20, respectively)                     882             1,186
   Inventories                                         6,038             5,722
   Prepaid expenses and other                          1,122               380
                                                ------------      ------------
          Total current assets                        12,558            10,984

PROPERTY, PLANT AND EQUIPMENT:
   Land                                                9,119             9,119
   Buildings                                          32,667            39,619
   Leasehold improvements                             18,590            21,247
   Equipment                                          41,340            48,195
   Construction in progress                              797             1,340
                                                ------------      ------------
                                                     102,513           119,520
   Less accumulated depreciation and
       amortization                                  (49,729)          (55,714)
                                                ------------      ------------
          Property, plant and equipment, net          52,784            63,806

OTHER ASSETS                                             459               469
                                                ------------      ------------
TOTAL ASSETS                                    $     65,801      $     75,259
                                                ============      ============
















                                                                    (Continued)

                                      F-3


FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
----------------------------------------------
CONSOLIDATED BALANCE SHEETS
DECEMBER 30, 1997 AND DECEMBER 31, 1996
(Dollars in Thousands, Except Per Share Amounts)
------------------------------------------------
                                                December 30,      December 31,
                                                   1997              1996
                                                ------------      ------------
LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
CURRENT LIABILITIES:
   Current maturities of long-term debt         $      5,493      $      5,493
   Trade accounts payable                              4,287             5,498
   Other payables and accrued expenses                15,126            14,882
   Reserve for store closings - current portion        1,344             1,078
                                                ------------      ------------
          Total current liabilities                   26,250            26,951

RESERVE FOR STORE CLOSINGS, NET OF
  CURRENT PORTION                                      3,331             2,470

LONG-TERM DEBT, NET OF CURRENT PORTION                66,205            69,147

OTHER PAYABLES                                         7,276             8,265

EXCESS OF FUTURE LEASE PAYMENTS OVER FAIR VALUE,
   NET OF AMORTIZATION                                 2,837             3,482
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
   Preferred Stock, $.01 par value;
       5,000,000 shares authorized,
            none issued
   Common Stock, $.01 par value;
       65,000,000 shares authorized,
            48,675,168 and 48,671,343
              issued and outstanding
                  in 1997 and 1996                       487               487
   Additional paid-in capital                         55,870            55,866
   Pension liability adjustment                       (2,504)           (2,854)
   Accumulated deficit                               (93,951)          (88,555)
                                                ------------      ------------
          Total stockholders' deficit                (40,098)          (35,056)
                                                ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT     $     65,801      $     75,259
                                                ============      ============







See accompanying notes to consolidated financial statements.


FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
----------------------------------------------
CONSOLIDATED BALANCE OF OPERATIONS
FISCAL YEARS ENDED DECEMBER 30, 1997, DECEMBER 31, 1996 AND JANUARY 2, 1996
(Dollars in Thousands, Except Per Share Amounts)
------------------------------------------------
                                    December 30,    December 31,    January 2,
                                       1997            1996            1996
                                    ------------    ------------   ------------
Sales                               $   193,530     $   197,196    $   209,769
Costs and Expenses:
   Cost of sales (excluding
        depreciation)                    58,292          61,327         67,409
   Selling, general and
        administrative                  118,979         118,233        127,359
   Depreciation and amortization         10,889          10,168         14,002
   Special charges (credits)             10,477          (1,138)        12,273
                                    ------------    ------------   ------------
                                        198,637         188,590        221,043
                                    ------------    ------------   ------------

Operating income (loss)                  (5,107)          8,606        (11,274)

   Interest expense                         289             243         27,589
                                    ------------    ------------   ------------
Income (loss) before extraordinary
        item                             (5,396)          8,363        (38,863)
Extraordinary item - net gain
     on financial restructuring                                        170,239
                                    ------------    ------------   ------------
Net income (loss)                   $    (5,396)    $     8,363    $   131,376
                                    ============    ============   ============
Income (loss) per common share:
    Basic:
       Income (loss) before
         extraordinary item         $     (0.11)    $      0.17          (0.80)
       Extraordinary item                                                 3.50
                                    ------------    ------------   ------------
       Net income (loss)            $     (0.11)    $      0.17    $      2.70
                                    ============    ============   ============
       Weighted average shares        48,674,134      48,664,862     48,648,955
                                    ============    ============   ============

    Diluted:
       Net income (loss) before
         extraordinary item         $     (0.11)    $      0.17    $     (0.76)
       Extraordinary item                                                 3.32
                                    ------------    ------------   ------------
       Net income (loss)            $     (0.11)    $      0.17    $      2.56
                                    ============    ============   ============
       Weighted average shares        48,674,134      48,665,826     51,350,817
                                    ============    ============   ============


See accompanying notes to consolidated financial statements.


FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
----------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FISCAL YEARS ENDED JANUARY 2, 1996, DECEMBER 31, 1996 AND DECEMBER 30, 1997
(Dollars in Thousands)
----------------------
                  Convertible       Additional Pension
                   Preferred Common  Paid-In  Liability  Accumulated
                     Stock   Stock   Capital  Adjustment   Deficit     Total
                  ---------- ------ --------- ---------- ----------- ---------
BALANCE,
 JANUARY 3, 1995  $       64 $   94 $  38,090 $  (3,291) $ (228,294)$(193,337)

  Exchange of new
   common stock
   for outstanding
   equity                (64)   (82)    8,227                            8,081

  Exercise of put
   option to
   acquire 95% of
   Common Stock                 462     9,280                            9,742

  Exercise of
   option to
   acquire 2.5% of
   Common Stock                  12       244                              256

  Net income                                                131,376    131,376

  Pension liability
   adjustment                                    (1,992)                (1,992)
                   --------- ------ --------- ---------- ----------- ---------
BALANCE,
 JANUARY 2, 1996           0    486    55,841    (5,283)    (96,918)   (45,874)

 Warrants exercised               1        25                               26

 Net income                                                   8,363      8,363

 Pension liability
  adjustment                                      2,429                  2,429
                   --------- ------ --------- ---------- ----------- ---------
BALANCE,
 DECEMBER 31, 1996         0    487    55,866    (2,854)    (88,555)   (35,056)

 Warrants exercised                         4                                4

 Net loss                                                    (5,396)    (5,396)

 Pension liability
  adjustment                                        350                    350
                   --------- ------ --------- ---------- ----------- ---------
BALANCE,
 DECEMBER 30, 1997 $       0 $  487 $  55,870 $  (2,504) $  (93,951) $ (40,098)
                   ========= ====== ========= ========== =========== =========
See accompanying notes to consolidated financial statements.

                                      F-6

FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
----------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED DECEMBER 30, 1997, DECEMBER 31, 1996 AND JANUARY 2, 1996
(Dollars in Thousands)
----------------------
                                       December 30,  December 31,   January 2,
                                          1997          1996           1996
                                       ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                     $     (5,396) $      8,363  $   131,376
  Adjustments to reconcile net income
   (loss) to net cash provided by
    operating activities:
     Depreciation and amortization           10,889        10,168       14,002
     Loss on sale of property,
      plant and equipment and
      other assets                               75           373          203
     Provision for (reversal of)
      closed store reserves                     150           226         (339)
     Special charges (credits)                5,567          (699)      12,273
     Deferred charges                           495           808          499
     Net gain on financial restructuring                              (170,239)
     Changes in operating assets
      and liabilities:
       Decrease in restricted cash                            800
       (Increase) decrease in accounts
         and notes receivable                   304          (440)         155
       (Increase) decrease in
         inventories                           (316)          109          647
       (Increase) decrease in prepaid
         expenses and other                    (741)          975       (3,501)
       Increase (decrease) in trade
         accounts payable                    (1,211)          424       (1,138)
       Increase (decrease) in other
         payables and accrued expenses          241        (3,359)      26,163
       Increase (decrease) in other
         payables, including accrued
          pension cost                          142          (123)        (547)
       Other                                                               (56)
                                       ------------  ------------  ------------
          Net cash provided by
            operating activities             10,199        17,625        9,498
                                       ------------  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and
  equipment                                  (5,638)      (10,133)      (8,019)
 Expenditures charged to reserve for
  store closings                               (982)       (2,517)      (1,795)
 Proceeds from the sale of property,
  plant and equipment and other assets          199         3,378           41
 Other, net                                      15            61           (2)
                                       ------------  ------------  ------------
          Net cash used in investing
            activities                       (6,406)       (9,211)      (9,775)
                                       ------------  ------------  ------------
                                                                    (Continued)

FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
----------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED DECEMBER 30, 1997, DECEMBER 31, 1996 AND JANUARY 2, 1996
(Dollars in Thousands)
----------------------
                                       December 30,  December 31,   January 2,
                                          1997          1996           1996
                                       ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of indebtedness             $     (5,493) $     (5,170) $      (150)
   Issuance of indebtedness                   2,551
   Other, net                                   (31)          266          (79)
                                       ------------  ------------  ------------
          Net cash used in financing
            activities                       (2,973)       (4,904)        (229)
                                       ------------  ------------  ------------

INCREASE (DECREASE) IN UNRESTRICTED
   CASH AND CASH EQUIVALENTS                    820         3,510         (506)

UNRESTRICTED CASH AND CASH
   EQUIVALENTS AT BEGINNING OF YEAR           3,696           186          692
                                       ------------  ------------  ------------
UNRESTRICTED CASH AND CASH
   EQUIVALENTS AT END OF YEAR          $      4,516  $      3,696  $       186
                                       ============  ============  ============

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION:
   Interest paid, including $5,493
     and $3,753 of interest classified
     as payment of indebtedness during
     the fiscal years ended
     December 30, 1997 and
     December 31, 1996, respectively   $      5,500  $      3,774  $        48
                                       ============  ============  ============
   Income tax paid (refunded)          $        (60) $         60  $
                                       ============  ============  ============
   Stock warrants issued               $             $             $        81
                                       ============  ============  ============
   Pension liability adjustment        $      (350)  $     (2,429) $     1,992
                                       ============  ============  ============
   GEPT judgment settlement            $             $             $    (5,408)
                                       ============  ============  ============








See accompanying notes to consolidated financial statements.


FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
----------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 30, 1997, DECEMBER 31, 1996 AND JANUARY 2, 1996 (Dollars in Thousands, Except Per Share Amounts)
------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Furr's/Bishop's, Incorporated (the "Company"), a Delaware corporation, operates cafeterias and a buffet through its subsidiary Cafeteria Operators, L.P., a Delaware limited partnership (together with its subsidiaries, the "Partnership"). The financial statements presented herein are the consolidated financial statements of Furr's/Bishop's, Incorporated and its majority owned subsidiaries. All material intercompany transactions and account balances have been eliminated in consolidation.

The financial statements reflect the results of a series of transactions relating to the financial restructuring of the Company at January 2, 1996, as described in Note 2.

Fiscal Year - The Company operates on a 52-53 week fiscal year ending on the Tuesday nearest December 31. Each of the fiscal years ended December 30, 1997, December 31, 1996 and January 2, 1996 represents a 52-week year.

Business Segments - The Company operates in a single business segment, namely the operation of cafeterias which includes food purchasing, processing, warehousing and distribution of products, real estate and retailing in twelve states in the Southwest, West and Midwest areas of the United States.

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

Prepaid Expenses and Other - As of December 30, 1997 and December 31, 1996, this account balance included prepaid rent of $580 and $3, respectively, along with other assets recorded in the ordinary course of business.

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

Valuation of Long-Lived Assets - Effective January 2, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") and recorded a special charge of $7,772 for the year ended January 2, 1996 and $2,139 for the year ended December 30, 1997 to recognize the write-down of certain assets in property, plant and equipment to estimated fair value, based on expected future cash flows. SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Advertising Costs - Advertising costs are expensed as incurred. Total advertising expense was $3,455, $2,085 and $4,455 for the years ended December 30, 1997, December 31, 1996 and January 2, 1996, respectively.

Stock-Based Compensation - The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") which permits the recognition as expense over the vesting period the fair value of all stock based awards on the date of grant. Alternatively, under the provisions of SFAS 123, the Company is allowed to continue accounting for such compensation as provided by Accounting Principles Board ("APB") Opinion No. 25. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide proforma disclosure provisions of SFAS 123.

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

Income Per Share - In fiscal year 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which requires the calculation of basic and diluted earnings per share. Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the year. Diluted earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding plus the number of additional shares that would have been outstanding if potentially dilutive securities had been issued. All prior period earnings per share amounts have been restated to reflect the requirements of SFAS 128.

The following table reconciles the denominators of basic and diluted earnings per share for the fiscal years ended December 30, 1997, December 31, 1996 and January 2, 1996.

                                   December 30,  December 31,   January 2,
                                      1997          1996           1996
                                    ----------    ----------    ----------
   Denominator
      Weighted average common
         shares outstanding         48,674,134    48,664,862    48,648,955
      Warrants                                       780,964     2,701,862
                                    ----------    ----------    ----------
      Total shares                  48,674,134    49,445,826    51,350,817
                                    ==========    ==========    ==========

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

2.  RESTRUCTURING

On January 25, 1995, the Company announced that it had entered into an Agreement in Principle dated as of January 24, 1995 (the "Agreement in Principle") among the Company, its subsidiaries, the holders of the 11% Notes of the Partnership (the "11% Noteholders"), the holder of the 9% Note of Cavalcade Foods (both as defined below), the Trustees of General Electric Pension Trust ("GEPT"), and Kmart Corporation ("Kmart").

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

The amount of par value that was previously recorded for the Class A Common Stock, Class B Common Stock and Convertible Preferred Stock was reclassified to additional paid-in capital and the Common Stock issued upon conversion of such shares was recorded at their aggregate par value. The Company's obligation to make the $8.0 million self tender offer was eliminated and this amount was reclassified to additional paid-in capital.

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

The Company recognized a net extraordinary gain of $170,239 in the year ended January 2, 1996, as a result of the above described financial restructuring transactions. The extraordinary item is made up of the following:

     Long-term debt reclassified as current                    $   202,453
     Accrued interest subject to restructuring                      62,409
     Mandatorily Redeemable Common Stock                             8,000
     Other liabilities subject to restructuring                      5,408
     Accrued interest on liability subject to restructuring            710
     Minority interest in subsidiary                                   563
     Deferred warrant costs                                             81
     Par value of common and preferred stock canceled                  158
     Par value of common stock issued                                 (486)
     Long-term debt, issued for payment of interest                 (3,781)
     Expenses related to series of financial transactions          (10,415)
     Additional Paid-in Capital                                    (17,751)
     Long-term debt, including accrued interest                    (77,110)
                                                               -----------
                                                               $   170,239
                                                               ===========

3.  OTHER PAYABLES AND ACCRUED EXPENSES

Included in other payables and accrued expenses are the following:

                                              December 30,      December 31,
                                                 1997              1996
                                              ------------      ------------
        Salaries, wages and commissions       $      3,642      $      4,092
        Rent                                         1,019             1,031
        Taxes other than income taxes                3,999             3,632
        Restructuring expenses                       1,215             1,783
        Insurance                                    3,137             2,003
        Gift certificates outstanding                  918               926
        Utilities                                      621               701
        Other payables and accrued expenses            575               714
                                              ------------      ------------
                                              $     15,126      $     14,882
                                              ============      ============

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

Effective January 2, 1996, as part of the Restructuring, Foods issued a 10% Non-recourse Note in the amount of $2,000, due December 31, 2001 (the "Non-recourse Note"), a $6,100 note payable (the "Option Note") and a $1,500 note payable (the "Remaining Note") to Wells Fargo Bank in exchange for and in full satisfaction of the $9,599 outstanding under the 9% Note, due June 30, 1998 (the "9% Note") together with all interest accrued thereon. Certain land pledged as collateral on the Non-recourse Note was sold during 1996 and the proceeds were used to retire the Non-recourse Note. An option to purchase 2.5% of the Common Stock of the Company was pledged as collateral on the Option Note. Wells Fargo foreclosed on the Option Note and exercised its option to purchase 2.5% of the Common Stock of the Company by transferring the Remaining Note to the Company as payment.

Effective December 30, 1997, as part of the payment of the cost of indemnification related to the litigation described in Note 8, the Partnership issued $2,551 of 10.5% Notes, due December 31, 2001. Payments of interest on these notes are due each June 30 and December 31.

Long-term debt consists of the following:

                                      Stated
                                     Maturity   December 30,   December 31,
                                      Date         1997           1996
                                     --------   ------------   ------------
12% Notes, including interest
  accrued through maturity of
  $23,374 and $28,867, respectively      2001   $     69,147   $     74,640
10.5% Notes                              2001          2,551            -
                                                ------------   ------------
                                                      71,698         74,640
Current maturities of long-term debt                  (5,493)        (5,493)
                                                ------------   ------------
Long-term debt                                  $     66,205   $     69,147
                                                ============   ============


At December 31, 1996, the scheduled aggregate amount of all maturities of long-term debt and interest classified as long-term debt for the next five years and thereafter is as follows:

             1998       $  5,493
             1999          5,493
             2000          5,493
             2001         55,219
                        --------
                        $ 71,698
                        ========


5.  STOCKHOLDERS' EQUITY

Common Stock Options and Warrants - In 1992, the 11% Noteholders received warrants to purchase an aggregate of 1,400,000 shares of Class B Common Stock at $.75 per share. The fair value of these warrants at the date of grant was estimated to approximate their exercise price. These warrants were terminated in connection with the Restructuring effective January 2, 1996.

On November 15, 1993, in connection with the amendment to the master sublease agreement discussed in Note 8, Kmart received warrants to purchase 1,700,000 shares of Class A Common Stock at $.75 per share. These warrants were terminated in connection with the Restructuring effective January 2, 1996. Kmart received new warrants to purchase 8,108,159 shares of Common Stock at $0.074 per share, and following the reverse stock split, Kmart retained warrants to purchase 540,544 shares at $1.11 per share.

The 1995 Stock Option Plan - The Board of Directors adopted, and on January 2, 1996, the stockholders approved, the 1995 Stock Option Plan authorizing an aggregate of 40,540,795 shares of Common Stock (the "1995 Option Plan"). The number of shares reserved under the 1995 Option Plan, subject to equitable adjustment for the reverse stock split approved by stockholders on March 14, 1996, is 2,702,720. A Committee of the Board of Directors administers the 1995 Option Plan, including determining the employees to whom awards will be made, the size of such awards and the specific terms and conditions applicable to awards, such as vesting periods, circumstances of forfeiture and the form and timing of payment. Grants including stock options, stock appreciation rights and restricted stock may be made to selected employees of the Company and its subsidiaries and non-employee directors of the Company. On November 22, 1996 and May 30, 1997, options to purchase 6,666 shares of Common Stock were issued to each non-employee director of the Company pursuant to the provisions of the 1995 Option Plan. The fair value of the options is not significant and, accordingly, pro forma presentation of operating results required by SFAS 123 has not been presented. On December 30, 1997, a total of 53,328 options were outstanding.

On March 27, 1997, the Company granted 500,000 stock options, pursuant to the 1995 Option Plan, to Theodore J. Papit at an exercise price of $1.375 per share. Such options vested over a period of five years with a scheduled termination after ten years. These options were terminated on December 15, 1997 by agreement between Mr. Papit and the Company.

6.  INCOME TAXES

Following is a reconciliation of the expected tax expense (benefit) at the statutory tax rate of 35% to the actual tax expense (benefit) for the fiscal years ended December 30, 1997, December 31, 1996 and January 2, 1996:

                                    December 30,   December 31,    January 2,
                                       1997           1996           1996
                                    ------------   ------------   ------------
   Expected tax (benefit) at the
      statutory tax rate            $     (1,889)  $      2,927   $     45,982
   Net income allocable to
      nonaffiliated partners                               (401)
   Tax credit                                                (6)
   Earnings from subsidiary sold
      in 1997                               (501)
   Interest expense recorded as
      debt reduction per SFAS 15          (1,922)        (1,794)
   Restructuring credit                                                (59,584)
   Other                                     133             28              8
   Correction of prior year's
      estimated taxes                                     5,084
   Increase (decrease) in
      valuation allowance                  4,179         (5,838)        13,594
                                    ------------   ------------   ------------
   Actual tax (benefit)             $        -     $        -     $        -
                                    ============   ============   ============

Following is a summary of the types and amounts of existing temporary differences and net operating loss carry forwards at the statutory tax rate of 35% and tax credits:

                                     December 30, 1997      December 31,1996
                                       Deferred Tax           Deferred Tax
                                   Assets   Liabilities   Assets   Liabilities
                                  --------- -----------  --------- -----------
  Net operating loss carryforward $  38,116              $  34,896
  Tax credits carryforward            1,377                  1,405
  Reserve for store closing for
   financial statement purposes
   and not for tax purposes           2,162                  1,241
  Excess of future lease payments
   over fair values, net of
   amortization                         793                  1,002
  Property, plant and
   equipment, net                    10,154                 11,135
  Other temporary differences           900         -         (126)        230
                                  --------- -----------  --------- -----------
  Deferred tax assets and
   liabilities                       53,502         -       49,553         230
                                            ===========            ===========
  Deferred tax liabilities
   allowance                            -                     (230)
  Valuation allowance               (53,502)               (49,323)
                                  ---------              ---------
  Deferred tax asset, net         $     -                $     -
                                  =========              =========

As of December 30, 1997, the Company has consolidated net operating loss carryforwards of $108,902 for income tax reporting purposes that expire from 2000 through 2012. For financial reporting purposes, the income tax benefit associated with the loss carryforwards has not been recognized since, in the opinion of management, the full benefit of these deferred tax assets will likely not be realized. Approximately $3,700 and $8,600 of the operating loss carryforwards for income tax reporting purposes, which are subject to limited use, relate to the subsidiary operations of Cavalcade Holdings, Inc. ("Holdings") and its subsidiary, Cavalcade Foods, Inc. ("Foods"), respectively, for periods prior to their inclusion in this Company-affiliated group.

Current tax laws and regulations relating to specified changes in ownership limit the availability of the Company's utilization of Holdings' and Foods' net operating loss and tax credit carryforwards (collectively, tax attributes). A change in ownership of greater than 50% of a corporation within a three-year period causes such annual limitations to be placed into effect. Such a change in ownership is deemed to have occurred on June 24, 1993, when KL Group acquired 1,119,151 Class B Common shares and an option to purchase nearly all of the remaining Class B Common shares of the Company. This ownership change limits the utilization of the Company-affiliated group tax attributes incurred during the period March 28, 1991 through June 24, 1993 to approximately $1,200 annually. Additionally, a second change of ownership is deemed to have occurred on March 28, 1996, when the holders of 95% of the limited partner interest of the Partnership exchanged such interest for 95% of the outstanding Common Stock of the Company. As a result, net operating losses of $45,000 incurred during the period June 25, 1993 through March 28, 1996 will be limited to approximately $4,900 annually. As of December 30, 1997, the Company-affiliated group tax attributes not subject to limitation are approximately $14,388.

As of December 30, 1997, the Company has general business credit carryforwards of approximately $1,377 which have expiration dates through 2010.
Approximately $74 of the general business credit carryforwards relate to Foods for periods prior to its inclusion in the Company-affiliated group. These credits are subject to limited use.

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

The Internal Revenue Service (the "Service") and the Company settled litigation related to the federal income tax liabilities of certain of the Company's subsidiaries for the years prior to 1990. The Company agreed to total tax deficiencies of approximately $934, plus interest from the date such amounts are deemed payable. The Company had previously accrued liabilities to cover such amounts.

7.  EMPLOYEE BENEFIT PLANS

The Company has a noncontributory defined benefit pension plan for which benefit accruals were frozen effective June 30, 1989. The funding policy is to make the minimum annual contribution required by applicable regulations. Pension expense was $250, $590 and $592 for the years ended December 30, 1997, December 31, 1996 and January 2, 1996, respectively.

The Partnership is required to recognize the additional minimum liability aspects of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" ("SFAS 87"). SFAS 87 requires the recognition of an additional pension liability in the amount of the Partnership's unfunded accumulated benefit obligation in excess of accrued pension cost with an equal amount to be recognized as either an intangible asset or a reduction of equity. Based upon plan actuarial and asset information as of December 30, 1997 and December 31, 1996, the Company recorded a decrease to the noncurrent pension liability and a corresponding offset to stockholders' deficit of $350 and $2,429, respectively.

The funded status of the plan amounts recognized in the balance sheets and major assumptions used to determine these amounts are as follows:

                                                   Years Ended
                                    ------------------------------------------
                                    December 30,   December 31,    January 2,
                                       1997           1996           1996
                                    ------------   ------------   ------------
Components of pension expense:
     Interest cost                  $        859   $        903   $        966
     Actual return on plan assets         (1,848)          (864)        (1,475)
     Net amortization and deferral         1,239            551          1,101
                                    ------------   ------------   ------------
Net pension expense                 $        250   $        590   $        592
                                    ============   ============   ============

                                                  December 30,   December 31,
                                                     1997           1996
                                                  -----------    -----------
Actuarial present value of projected benefit
     obligations: Vested                          $   (12,603)   $   (11,947)

Plan assets at fair value (primarily money
     market cash investments, corporate equities,
     and corporate bonds)                              11,808         10,803
                                                  -----------    -----------
Projected benefit obligation in excess
     of plan assets                                      (795)        (1,144)

Net loss                                                2,523          2,871

Additional liability for unfunded
     accumulated benefit obligation                    (2,523)        (2,871)
                                                  -----------    -----------
Accrued pension cost                              $      (795)   $    (1,144)
                                                  ===========    ===========
Major assumptions at beginning of year:

Discount rate                                            7.00%          7.75%
Expected long-term rate of return on
     plan assets                                         9.00%          9.00%


Effective December 30, 1997, for purposes of calculating benefit obligations, the assumed discount rate decreased from 7.75% to 7.00% to reflect the current financial market for high-quality debt instruments. There have been no other changes in the plan's major actuarial assumptions for the two years ended December 30, 1997.

The Company also has a voluntary savings plan (the "401(k) plan") covering all eligible employees of the Company and its subsidiaries through which it may contribute discretionary amounts as approved by the Board of Directors. Administrative expenses paid by the Company for the years ended December 30, 1997, December 31, 1996, and January 2, 1996 amounted to $8, $7 and $2, respectively.

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

On November 15, 1993, the Partnership entered into an amendment of a master sublease agreement pursuant to which it leased 43 properties from Kmart. Pursuant to the amendment and subject to the terms and conditions thereof, two properties were removed from the master sublease, and the aggregate monthly rent for the period January 1, 1997 through and including December 31, 1999 has been reduced by 20%. The reductions in rent are subject to termination by Kmart if Kevin E. Lewis ceases to be Chairman of the Board of Directors of the Company. The one-year term of Mr. Lewis expires in 1998, and there can be no assurance that he will be reelected at that time, or if reelected, would serve as Chairman of the Board through December 31, 1999. As a consequence, the Company has entered into negotiations with Kmart to modify the amendment to remove the provisions requiring Mr. Lewis to remain as Chairman of the Board until the end of 1999. To date, Kmart has been unwilling to make such modification. In consideration for these lease term modifications, the Company granted Kmart warrants to purchase 1.7 million shares of Class A Common Stock of the Company on or before September 1, 2003, at $0.75 per share. As a part of the Restructuring, effective January 2, 1996, these warrants were terminated and replaced with warrants to purchase 8,108,159 shares of Common Stock on or before January 2, 2001, at $0.074 per share, and following the reverse stock split, Kmart retained warrants to purchase 540,544 shares at $1.11 per share.

The total minimum annual rental commitment and future minimum sublease rental income under noncancelable operating leases are as follows as of December 30, 1997:

                                           Minimum       Sublease
                                             Rent         Income
                                           -------       --------
                   1998                    $ 9,273       $   942
                   1999                      8,730           951
                   2000                      9,320           862
                   2001                      8,909           904
                   2002                      8,511           715
   For the remaining terms of the leases    33,914         2,188


Total rental expense included in the statements of operations is $11,036, $10,916 and $11,929, which includes $1,029, $1,077 and $1,187 of additional rent based on net sales, for the years ended December 30, 1997, December 31, 1996 and January 2, 1996, respectively. The results of operations include sublease rent income of $800, $760 and $717 for the years ended December 30, 1997, December 31, 1996 and January 2, 1996, respectively.

The Company, in the ordinary course of business, is a party to various legal actions. In the opinion of management, these actions ultimately will be disposed of in a manner which will not have a material adverse effect upon the Company's equity, results of operations, and liquidity and capital resources after consideration of the applicable amounts previously accrued.

On August 11, 1995, a complaint was filed in the District Court of Travis County, Texas by the former Chairman of the Board of the Company, Michael J. Levenson, both individually and on behalf of his minor son Jonathan Jacob Levenson, James Rich Levenson, Benjamin Aaron Levenson, S.D. Levenson, General Consulting Group, Inc. and Cerros Morado. The complaint named as defendants the Company, the Partnership, Furr's/Bishop's Cafeterias, L.P., Cavalcade & Co., Inc. ("Cavalcade"), individual members of the Board of Directors, Houlihan, Lokey, Howard & Zukin, Inc., KL Park Associates, L.P. ("KL Park"), KL Group, Inc. ("KL Group"), Skadden, Arps, Slate, Meagher & Flom, certain of the then current and former 11% Noteholders, Deloitte & Touche LLP, Kmart and certain partners and employees of the foregoing, alleging, among other things, that the Company and certain defendants conspired to wrest control of the Company away from the Levensons by fraudulently inducing them to transfer their working control of the Company through a series of transactions in which the Levensons transferred Class B Common Stock and stock options in the Company to KL Park and KL Group. Plaintiffs initially sought actual damages of approximately $16,425, as well as punitive damages.

On October 6, 1995, the Levensons filed a Notice of Non-Suit as to certain of the defendants, including the Company, the Partnership, Furr's/Bishop's Cafeterias, L.P., Cavalcade, and specific individual members of the Board of Directors (other than William E. Prather and Kevin E. Lewis) and amended their complaint. As a result of such Notice of Non-Suit, the named entities and individuals were no longer defendants in the Levenson litigation. In addition, Deloitte & Touche LLP settled with the plaintiffs and were voluntarily dismissed from the case.

In a Fifth Amended Petition filed on or about February 3, 1997, plaintiffs sought an unspecified amount of actual damages, alleging only that their actual damages claim was "no more than $400 million." In July 1997, the Company reached a settlement of the litigation, in which all settling defendants, including its current and former directors and officers, the Partnership, Furr's/Bishop's Cafeterias, L.P. and Cavalcade, received mutual releases with respect to all matters alleged in the litigation and the Partnership made a payment to the plaintiffs of a net amount of approximately $275.

The Company was required to indemnify certain of the defendants originally named in the Levensons' complaint, including the individual members of the Board of Directors and certain of their affiliated entities pursuant to the Company's Certificate of Incorporation and otherwise, for any and all damages resulting from such complaint. As part of the restructuring of the 11% Notes, the Company also agreed to indemnify certain parties named as defendants in the Levensons' complaint, including the holders of the 11% Notes, KL Group, KL Park and Kmart, from and against all claims, actions, suits and other legal proceedings, damages, costs, interest, charges, counsel fees and other expenses and penalties which such entity may sustain or incur to any person whatsoever (excluding judgments in the case of KL Group and KL Park) by reason of or arising out of the Levenson litigation. Under no circumstances was the Company to be obligated to indemnify any party for any liability resulting from such party's willful misconduct or bad faith. During 1997, the Company recorded special charges against results of operations aggregating $4.9 million to recognize the estimated cost of such indemnification. The Company has negotiated agreements with each of the parties whose indemnity claim was outstanding at year end and has either made cash payments or issued 10.5% unsecured notes (see Note 4) in satisfaction of such claims.

9.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                           Thirteen Weeks Ended
                             ------------------------------------------------
                              April 1      July 1     Sept 30    December 30
                             ---------    --------    --------   -----------
Year ended December 30, 1997:
      Sales                  $ 47,353     $ 49,787    $ 49,376     $ 47,014
      Gross profit (1)         32,747       34,523      34,268       32,680
      Net Income (loss)        (1,671) (2)   1,328      (6,167) (2)   1,114 (2)
      Net income per
        common share            (0.03)        0.03       (0.13)        0.02

                                           Thirteen Weeks Ended
                             ------------------------------------------------
                              April 1      July 1     Sept 30    December 30
                             ---------    --------    --------   -----------
Year ended December 31, 1996:
     Sales                     $ 48,747   $ 50,611    $ 49,953     $ 47,885
     Gross profit (1)            33,332     34,576      33,831       32,780
     Net income                   2,025      3,301 (2)   2,194 (2)      843
     Net income per
       common share                0.04       0.07        0.04         0.02

  (1) Gross profit is computed using cost of sales including depreciation expense.
  (2)  See Note 12 Special Charges and Credits


10. OTHER RELATED PARTY TRANSACTIONS

On June 7, 1996, the Company, the Partnership and Kevin E. Lewis entered into the Consulting and Indemnity Agreement and General Release (the "Consulting Agreement") pursuant to which, among other things, Mr. Lewis would resign as President and Chief Executive Officer effective September 30, 1996 and would resign his position as Chairman of the Board on December 31, 1996, unless requested by the Board of Directors to continue until December 31, 1997. On

September 17, 1996, at the request of the Board of Directors, Mr. Lewis agreed to remain President and Chief Executive Officer beyond September 30, 1996 with no change to the financial terms of the Consulting Agreement. On December 24, 1996, Mr. Lewis resigned as President and Chief Executive Officer effective December 31, 1996 and was requested by the Board to continue as Chairman of the Board into 1997. After his resignation as President and Chief Executive Officer, Mr. Lewis served as a consultant to the Company until December 31, 1997. Pursuant to the Consulting Agreement, Mr. Lewis received an annual base salary of $350 pro-rated through the end of 1996 and $250 through the end of 1997. Mr. Lewis received $75 upon the execution of the Consulting Agreement, $75 on September 30, 1996 and $100 on December 31, 1997. Furthermore, the Company agreed to pay, among other things, certain legal expenses of Mr. Lewis incurred in connection with the negotiation of the Consulting Agreement and certain travel and moving related expenses. On October 29, 1997, the Board requested that Mr. Lewis agree to remain Chairman of the Board beyond December 31, 1997, until at least May 31, 1998 (the "Chairman Extension Request") and on November 12, 1997, Mr. Lewis received $50 in consideration for his agreement to remain Chairman of the Board through at least May 31, 1998 at the pleasure of the Board. Also, effective as of December 31, 1997, Mr. Lewis, the Company and Cafeteria Operators entered into a general release that effected the mutual releases contemplated by the Consulting Agreement.

Effective January 1, 1997, Kenneth Reimer assumed the duties of President and Chief Executive Officer of the Company on an interim basis. Mr. Reimer received $100 for serving in this capacity until March 27, 1997, at which time the Board named Theodore J. Papit as his permanent replacement.

Since February 1996, Cactus Enterprises, Inc., a company wholly owned by Kenneth Reimer, has performed certain management consulting services for the Board. Compensation for such services has been paid by the Company at a rate of $2 per day. Total fees and expenses paid were approximately $4 and $68 in 1997 and 1996, respectively.

Pursuant to a President and Chief Executive Officer Agreement (the "CEO Agreement") effective as of December 15, 1997, between Theodore J. Papit and the Company, Mr. Papit agreed to remain as President and Chief Executive Officer through the first quarter of 1998. Mr. Papit had previously announced his resignation from these positions, effective October 29, 1997, but, at the request of the Board of Directors of the Company, agreed to remain through December 15, 1997. In connection with the CEO Agreement, Mr. Papit agreed to terminate, effective December 15, 1997, all then existing compensation and contractual obligations of the Company regarding his employment, including termination of all stock options. Pursuant to the CEO Agreement, the Company has compensated Mr. Papit at a flat rate of $50 per month and reimbursed Mr. Papit for normal out-of-pocket expenses. On March 23, 1998, the Board voted to retain Mr. Papit as President and Chief Executive Officer, and Mr. Papit agreed to continue in those positions.

In settlement of the Company's indemnification obligations to the persons listed below (the "Affiliated Indemnitees") with respect to the Affiliated Indemnitees' Levenson litigation expenses, the Company has entered into release agreements with, and made the additional payments noted below to, each of the Affiliated Indemnities. The Company (i) delivered to Teachers Insurance and Annuity Association of America as payee a promissory note dated January 14, 1998 in the principal sum of $756, (ii) delivered to The Northwestern Mutual Life Insurance Company as payee a promissory note dated February 24, 1998 in the principal sum of $488 and made a cash payment to The Northwestern Mutual

Life Insurance Company of $6, (iii) delivered to John Hancock Mutual Life Insurance Company as payee a promissory note dated March 4, 1998 in the principal sum of $476, (iv) made a cash payment to the Mutual Life Insurance Company of New York of $218, (v) made a cash payment to Principal Mutual Life Insurance Company of $175 and (vi) delivered to the Equitable Life Assurance Society of the United States ("Equitable") as payee a promissory note dated March 23, 1998 in the principal sum of $830. Each of the promissory notes is due on December 31, 2001 and bears interest at the rate of 10.5% per annum. Except for Equitable, each of the Affiliated Indemnitees owns more than five percent of the Common Stock. Equitable is an affiliate of EQ Asset Trust 1993, a business trust that owns more than five percent of the outstanding Common Stock.

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

At December 30, 1997 and December 31, 1996, the carrying amount and the fair value of the Company's financial instruments, as determined under SFAS 107, were as follows:

                                               December 30,     December 31,
                                                  1997             1996
                                               -----------      -----------
Long-term debt, including current portion
and interest accrued through maturity:

Carrying amount                                $    71,684       $   74,640
Estimated fair value                                48,324           45,773


The Company's long-term debt is held by a limited number of holders and is not actively traded, and as a result, market quotes are not readily available. The fair value of the long-term debt at December 30, 1997 and December 31, 1996 is based upon the face amount of the debt resulting from the Restructuring described in Note 2, as management believes that this is most indicative of the fair value. The carrying values of accounts receivable and accounts payable approximate fair value due to the short maturity of these financial instruments.

12. SPECIAL CHARGES AND CREDITS

Operating income for the thirteen week period ended December 30, 1997 includes special charges aggregating $486, which includes $376 of charges related to closed stores and $110 of charges related to the indemnification of legal expenses related to the Levenson litigation.

Operating loss for the thirteen week period ended September 30, 1997 includes special charges aggregating $7,560, including $4,800 related to the indemnification of legal expenses related to the Levenson litigation and $2,760 of charges related to closed stores and the write-down of property, plant and equipment.

Operating loss for the thirteen week period ended April 1, 1997 includes net special charges of $2,431, including $3,723 of charges related to closed stores and the write-down of property, plant and equipment, which was partially offset by credits of $1,292 related to the settlement of a lawsuit.

Operating income for the thirteen week period ended October 1, 1996 includes a special credit of $709 for the proceeds received from the sale of certain trademarks and the termination of a trademark royalty agreement and the modification and extension of a lease related to the Company's former El Paso Bar-B-Que Company restaurants. In addition, the Company recognized $174 of charges related to the Consulting Agreement and the search for a new President and Chief Executive Officer for the thirteen week period ended October 1, 1996 and $96 for the thirteen week period ended July 2, 1996. Operating income for the thirteen week period ended July 2, 1996 includes a special credit of $699 for insurance proceeds received related to a fire loss incurred in 1994.






                                  * * * * * *

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

None

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

The names and ages of all current directors and executive officers of the Company are set forth below. The Board of Directors (the "Board") currently consists of six persons, each with one-year terms and has been expanded to eight persons effective April 1, 1998. The business address of each of the directors and executive officers listed below is c/o Furr's/Bishop's, Incorporated, 6901 Quaker Avenue, Lubbock, Texas 79413.


Directors and Executive Officers of Furr's/Bishop's, Incorporated
-----------------------------------------------------------------

     Name                            Age   Position
     ----                            ---   --------
     Donald M. Dodson                60    Vice President, Operations Services
     Jim H. Hale                     56    Vice President, Field Operations
     William C. Hale                 56    Director (4)
     Suzanne Hopgood (1)             48    Director
     Kevin E. Lewis (1)(2)(3)        32    Director, Chairman of the Board
     Danny K. Meisenheimer           38    Vice President, Marketing
     Gilbert C. Osnos (2)            68    Director
     Theodore J. Papit               53    Director, President and
                                           Chief Executive Officer
     Kenneth F. Reimer (1)(3)        58    Director
     Arnold Sheiffer                 66    Director
     Alton R. Smith                  45    Executive Vice President, Secretary
     E.W. Williams, Jr. (2)(3)       70    Director
     _______________

     (1)  Member of Audit Committee.
     (2)  Member of Compensation Committee.
     (3)  Member of Nominating Committee.
     (4)  Appointed to become a director effective April 1, 1998.


E.W. Williams, Jr. has been a member of the Board of Directors since 1991; Kevin E. Lewis was elected to the Board of Directors and appointed Chairman in June 1993; Theodore J. Papit was elected to the Board of Directors in May 1997; Suzanne Hopgood, Gilbert C. Osnos and Kenneth F. Reimer were elected to the Board of Directors in January 1996 and William C. Hale and Arnold Sheiffer were appointed to the Board of Directors, effective April 1998.

The business experience during the past five years of each director, and each person appointed to be a director as of March 23, 1998, is summarized below.

William C. Hale has served as President of The Hale Group, Ltd. since founding the company in 1986. The company provides consulting services to the chain restaurant and multi-unit food service industry. Prior to founding The Hale Group, he provided consulting services through Arthur D. Little and Technomic Consultants.

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

Kevin E. Lewis was elected Chairman of the Board of the Company on June 24, 1993 and served as President and Chief Executive Officer of the Company from July 1994 to December 1996. Prior to serving as Chairman of the Board of the Company, Mr. Lewis was a Managing Director in the New York office of Houlihan, Lokey, Howard & Zukin, Inc., a specialty investment banking firm, where he had previously served as a Senior Vice President (January 1992 - March 1993), Vice President (January 1990 - December 1991) and Associate (June 1988 -December
1989). Mr. Lewis was a director of the LVI Group, Inc. from December 1991 to May 1993 and was a director of Robertson-Ceco Corporation from July 1993 to May 1997. Mr. Lewis has been a director of Norton Drilling Services, Inc. since April 1997.

Gilbert C. Osnos has been Chief Executive Officer of the consulting firm Osnos & Company, Inc. since 1983 and a partner in Grisanti Galef & Osnos Associates since 1981, providing consulting and interim management services. Gilbert C. Osnos & Co., Inc. was formed in 1981 and the name changed to Osnos & Company, Inc. in 1994. Mr. Osnos is a founder of the Turnaround Management Association and served as a director from 1988 to 1993 and Chairman in 1990-1991. Mr. Osnos has served on the Board of Directors of American Mirrex Corp. from 1996 to 1997, Mrs. Fields, Inc. from 1993 to 1998, Mrs. Fields Original Cookie Company since 1996, and Dunham's Athleisure Corp. since 1997. He serves on the New York Advisory committee of Business Executives for National Security.

Theodore J. Papit has served as President and Chief Executive Officer of the Company since March 1997. Prior to joining the Company, Mr. Papit served as President and Chief Executive Officer of Black-Eyed Pea Restaurants, Inc. from 1988 to 1996. Prior to that, Mr. Papit served with Jerrico, Inc., an operator of over 1,400 Long John Silver's Seafood Restaurants and 79 Jerry's Coffee Shops, from 1975 to 1988 where his most recent position was that of Senior Executive Vice President and Chief Operating Officer.

Kenneth F. Reimer, Ph.D. has been Chairman and Chief Executive Officer of Reimer Enterprises, Inc. and Cactus Enterprises, Inc. engaging in management consulting activities and investment in child care centers since 1993. Mr. Reimer was President and Chief Executive Officer of the Company from January 1997 until March 1997. Mr. Reimer was a director of S. A. Telecommunications,

Inc. from 1993 to 1995. Prior to that, Mr. Reimer was Chief Executive Officer, President and a director of Roma Corporation from 1984 to 1993. Mr. Reimer is past Chairman of the Board of Trustees of St. Edward's University.

Arnold Sheiffer is a Managing Director of Shenkman Capital Management, High Yield Money Managers, and has held this position since 1995. Prior to that, he served as Chief Operating Officer and Director of Katz Media Corporation from 1991 to 1994 and as Chief Financial Officer from 1990 to 1991. Mr. Sheiffer currently serves on the Board of Directors of Spanish Broadcasting Systems and North Atlantic Trading Company.

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

The business experience during the past five years of each executive officer not outlined above is summarized below.

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

Danny K. Meisenheimer has been Vice President of Marketing since January 1995. Prior to this, he held various positions with the Company, including Director of Marketing in 1994 and Senior Marketing Manager from 1991 to 1993. Mr. Meisenheimer joined the Company in 1991.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and the NYSE. Officers, directors and greater than ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during fiscal 1997 all filing requirements were complied with by its officers, directors, and greater than ten-percent beneficial owners, except that the Form 3 that Theodore J. Papit, President and Chief Executive Officer of the Company, filed with the Securities and Exchange Commission on April 10, 1998, to report the event by which Mr. Papit became an officer of the Company, was not filed in a timely manner.

Item 11. Executive Compensation

There is shown below information concerning the annual and long-term compensation for services in all capacities to the Company and its subsidiaries for the fiscal years ended December 30, 1997, December 31, 1996 and January 2, 1996 of those persons who were, at December 30, 1997 (i) the chief executive officer, (ii) the former interim chief executive officer, (iii) the four other most highly compensated executive officers of the Company and its subsidiaries serving as executive officers at the end of the 1997 fiscal year and (iv) a person for whom disclosure would have been provided but for the fact he was not serving as an executive officer of the Company at December 30, 1997 fiscal year (the "Named Officers"):

                        Summary Compensation Table

                                            Long Term Compensation
                                               Awards   Payouts
                                              ------- ----------
                         Annual Compensation   Stock   Long-Term
                         -------------------  Options  Incentive   All Other
Name and Principle Year  Salary  Bonus  Other (Shares) Payouts   Compensation
------------------ ---- ------- ------- ----- -------  --------- --------------
Theodore J. Papit
 President and     1997 243,462       -     - 500,000(4)       -          -
  Chief Executive  1996       -       -     -       -          -          -
   Officer         1995       -       -     -       -          -          -

Kevin E. Lewis
 Chairman, former  1997 250,000       -     -       -          -    189,500 (2)
  President and    1996 383,654 151,050     -       -          -    160,500 (2)
   Chief Executive 1995 406,539  50,000     -       -          -          -
    Officer (1)

Kennth F. Reimer   1997 100,000       -     -       -          -      4,000 (3)
 Former Interim    1996       -       -     -       -          -     68,000 (3)
  President,Chief  1995       -       -     -       -          -          -
   Executive
    Officer

Alton R. Smith     1997 125,000  20,188     -       -          -          -
 Executive         1996 129,808  41,125     -       -          -          -
  Vice President   1995 120,994   5,000     -       -          -          -

Jim H. Hale        1997 120,000  19,380     -       -          -          -
 Vice President    1996 121,731  39,480     -       -          -          -
  Field Operations 1995 106,474  19,000     -       -          -          -

Donald M. Dodson   1997 125,000  13,688     -       -          -          -
 Vice President    1996 129,808  27,875     -       -          -          -
  Operation        1995 106,474  19,000     -       -          -          -
   Services

Danny Meisenheimer 1997  95,000  15,343     -       -          -          -
 Vice President    1996  93,462  29,610     -       -          -          -
  Marketing        1995  86,781   4,000     -       -          -          -

(1) Mr. Lewis resigned as President and Chief Executive Officer effective
    December 31, 1996.
(2) Payments made to Mr. Lewis in 1996 and 1997 pursuant to the Consulting
    Agreement and Chairman Extension Request defined below.
(3) Payments made to Mr. Reimer in 1996 and 1997 for consulting services as described below.
(4) All of these options were terminated on December 15, 1997 by agreement between Mr. Papit and the Company.









Option Grants

There is shown below information concerning the options to purchase stock of the Company granted in the 1997 fiscal year to the Named Officers:

                                                           Potential Realizable
                                                           at Assumed Rates of
                    Number    Percent                      Annual Appreciation
                  of Options    of    Exercise Expiration ---------------------
Name               Granted     Total   Price      Date        5%        10%
----------------- ----------  ------- -------- ---------- ---------- ----------
Theodore J. Papit  500,000 (1)  100%    $1.375  3/26/2007 $  433,500 $1,095,500

(1) These options were terminated on December 15, 1997 by agreement between Mr. Papit and the Company.


None of the Named Officers had any stock options outstanding as of the end of the 1997 fiscal year. None of the Named Officers exercised any stock options or stock appreciation rights during fiscal 1997. No stock appreciation rights were granted during fiscal 1997.

Option Exercises and Fiscal Year-End Values

At December 30, 1997, there were no options outstanding to the Named Officers. All options that had been granted to executive officers had terminated either by the termination of the employee or by agreement between the Company and the holders of the options.

Certain Compensation Plans

The Company has a qualified defined benefit pension plan (the "Pension Plan") covering employees and former employees of the Partnership and its affiliates, including those who were participants in the Kmart Corporation Employees' Retirement Pension Plan (the "Kmart Pension Plan"). The Pension Plan assumed all of the obligations of the Kmart Pension Plan relating to benefits that accrued for employees and former employees of certain of the Company's subsidiaries before the consummation of the acquisition of such subsidiaries from Kmart. Kmart agreed to transfer an amount of plan assets equal to the actuarially computed accumulated benefits applicable to the Furr's and Bishop's employees in the Kmart Pension Plan.

Benefits for service prior to 1987 were based on the provisions of the Kmart Pension Plan and are frozen for such service. Effective December 31, 1988, benefit accruals were frozen for highly compensated participants in the Pension Plan and effective June 30, 1989 benefit accruals of all participants in the Pension Plan were frozen indefinitely.

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

Approximate Annual Pension at Age 65*
-------------------------------------

                                      Total Service As of 12/31/88
     Current                 --------------------------------------------
     Compensation             5 Years    15 Years    25 Years    35 Years
     ------------            --------    --------    --------    --------
     $ 75,000                $  3,700    $  9,500    $ 15,400    $ 21,400
      100,000                   5,000      13,500      21,800      30,100
      125,000                   6,300      17,300      28,000      38,600
      150,000                   7,700      21,100      34,200      47,200
      175,000                   9,000      25,000      40,300      55,700
      200,000                  10,400      28,800      46,500      64,200
      225,000                  11,700      32,600      52,700      72,800
      325,000                  17,000      48,300      77,800      94,023

*  Estimates of frozen pension plan benefits.


The total plan years of service at June 30, 1989 (the date benefit accruals were frozen) of the seven Named Officers of the Company and its subsidiaries are Theodore J. Papit 0, Kevin E. Lewis 0, Kenneth F. Reimer 0, Alton R. Smith 15, Donald M. Dodson 31, Jim H. Hale 26 and Danny Meisenheimer 0. If Mr. Smith, Mr. Dodson, and Mr. Hale were to retire on their respective retirement dates, they would receive monthly payments of $832, $3,265 and $2,027, respectively. The Pension Plan does not cover any compensation reported in the Summary Compensation Table.

Cafeteria Operators established an Employees 401(k) Plan which is qualified under Sections 401(a) and 401(k) of the Code (the "401(k) Plan"). Under the 401(k) Plan, participants may elect to make pre-tax contributions, in an amount equal to from 1% to 12% of "considered pay", which consists of total W-2 compensation for personal services, excluding extraordinary pay, such as moving expenses and imputed income. Pre-tax contributions were limited to $9,500 in 1997. Additionally, Cafeteria Operators may make discretionary contributions to the 401(k) Plan. Employees are eligible to participate in the 401(k) Plan at age 21 with one year of participation service.

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

Non-employee directors of the Company receive a fee of $1,500 per month and $1,000 per board meeting attended as compensation for their services. In addition, non-employee directors who are members of any Committee of the Board receive $500 for each meeting attended. In addition to these fees, effective January 1, 1998, the Chairman of the Board received $7,500 per month (the "Chairman Stipend"). Effective April 1, 1998, the Chairman Stipend will be reduced to $2,500 per month.

The Board of Directors adopted, and on January 2, 1996 the stockholders approved, the 1995 Stock Option Plan authorizing an aggregate of 40,540,795 shares of Common Stock (the "1995 Option Plan"). After giving effect to the reverse stock split, there are 2,702,720 shares of Common Stock reserved for issuance pursuant to the 1995 Option Plan. A Committee of the Board of Directors administers the 1995 Option Plan, including determining the employees to whom awards will be made, the size of such awards and the specific terms and conditions applicable to awards, such as vesting periods, circumstances of forfeiture and the form and timing of payment. Grants including stock options, stock appreciation rights and restricted stock may be made to selected employees of the Company and its subsidiaries and non-employee directors of the Company. On November 22, 1996 and May 30, 1997, options to purchase 6,666 shares of Common Stock were issued to each non-employee director of the Company pursuant to the provisions of the 1995 Option Plan. On March 27, 1997, the Company granted 500,000 stock options, pursuant to the 1995 Option Plan, to
Theodore J. Papit at an exercise price of $1.375 per share.   Mr. Papit's
options were terminated on December 15, 1997 by agreement between Mr. Papit and the Company. On December 30, 1997, a total of 53,328 options were outstanding.

On June 7, 1996, the Company, Cafeteria Operators and Kevin E. Lewis entered into the Consulting and Indemnity Agreement and General Release (the "Consulting Agreement") pursuant to which, among other things, Mr. Lewis would resign as President and Chief Executive Officer effective September 30, 1996 and would resign his position as Chairman of the Board on December 31, 1996, unless requested by the Board of Directors to continue until December 31, 1997. On September 17, 1996, at the request of the Board of Directors, Mr. Lewis agreed to remain President and Chief Executive Officer beyond September 30, 1996 with no change to the financial terms of the Consulting Agreement. On December 24, 1996, Mr. Lewis resigned as President and Chief Executive Officer effective December 31, 1996 and was requested by the Board to continue as Chairman of the Board into 1997. After his resignation as President and Chief Executive Officer, Mr. Lewis served as a consultant to the Company until December 31, 1997. Pursuant to the Consulting Agreement, Mr. Lewis received an annual base salary of $350,000, pro-rated through the end of 1996 and $250,000 through the end of 1997. Mr. Lewis received $75,000 upon the execution of the Consulting Agreement, $75,000 on September 30, 1996 and $100,000 on December 31, 1997. Furthermore, the Company agreed to pay, among other things, certain legal expenses of Mr. Lewis incurred in connection with the negotiation of the Consulting Agreement and certain travel and moving related expenses. On October 29, 1997, the Board requested that Mr. Lewis agree to remain Chairman of the Board beyond December 31, 1997, until at least May 31, 1998 (the "Chairman Extension Request") and on November 12, 1997, Mr. Lewis received $50,000 in consideration for his agreement to remain Chairman of the Board through at least May 31, 1998 at the pleasure of the Board. Also, effective as of December 31, 1997, Mr. Lewis, the Company and Cafeteria Operators entered into a general release that effected the mutual releases contemplated by the Consulting Agreement.

Pursuant to a president and Chief Executive Officer Agreement (the "CEO Agreement") effective as of December 15, 1997, between Theodore J. Papit and the Company, Mr. Papit agreed to remain as President and Chief Executive Officer through the first quarter of 1998. Mr. Papit had previously announced his resignation from these positions, effective October 29, 1997, but, at the request of the Board of Directors of the Company, agreed to remain through December 15, 1997. In connection with the CEO Agreement, Mr. Papit agreed to terminate, effective December 15, 1997, all then existing compensation and contractual obligations of the Company regarding his employment, including termination of all stock options. Pursuant to the CEO Agreement, the Company has compensated Mr. Papit at a flat rate of $50,000 per month and reimbursed Mr. Papit for normal out-of-pocket expenses. On March 23, 1998, the Board voted to retain Mr. Papit as President and Chief Executive Officer, and Mr. Papit agreed to continue in those positions. Mr. Papit's compensation will include a base salary of $30,000 per month, participation in the Company's executive bonus plan and other executive benefit programs and stock options to purchase 500,000 shares of the Company's common stock. He will also be entitled to eighteen months of base salary in the event he is terminated without cause or in the event he is terminated or resigns after a change of control of the Company.

Kenneth Reimer served as interim President and Chief Executive Officer of the Company from January through March 1997 and received $100,000. Cactus Enterprises, Inc., a company owned by Mr. Reimer, has performed certain management consulting services for the Company and received payment for total fees and expenses of $4,000 and $68,000 in 1997 and 1996, respectively.


Compensation Committee Interlocks and Insider Participation in Compensation Decisions

Gilbert C. Osnos and E.W. Williams, Jr. served on the Compensation Committee throughout the 1997 fiscal year. Kevin E. Lewis has served on the Compensation Committee of the Board of Directors since September 2, 1997. Mr. Lewis had previously served as President and Chief Executive Officer of the Company, until his resignation effective December 31, 1996.

On June 7, 1996, the Company, Cafeteria Operators and Kevin E. Lewis entered into the Consulting and Indemnity Agreement and General Release (the "Consulting Agreement") pursuant to which, among other things, Mr. Lewis would resign as President and Chief Executive Officer effective September 30, 1996 and would resign his position as Chairman of the Board on December 31, 1996, unless requested by the Board of Directors to continue until December 31, 1997. On September 17, 1996, at the request of the Board of Directors, Mr. Lewis agreed to remain President and Chief Executive Officer beyond September 30, 1996 with no change to the financial terms of the Consulting Agreement. On December 24, 1996, Mr. Lewis resigned as President and Chief Executive Officer effective December 31, 1996 and was requested by the Board to continue as Chairman of the Board into 1997. After his resignation as President and Chief Executive Officer, Mr. Lewis served as a consultant to the Company until December 31, 1997. Pursuant to the Consulting Agreement, Mr. Lewis received an annual base salary of $350,000, pro-rated through the end of 1996 and $250,000 through the end of 1997. Mr. Lewis received $75,000 upon the execution of the Consulting Agreement, $75,000 on September 30, 1996 and $100,000 on December 31, 1997. Furthermore, the Company agreed to pay, among other things, certain legal expenses of Mr. Lewis incurred in connection with the negotiation of the Consulting Agreement and certain travel and moving related expenses. On October 29, 1997, the Board requested that Mr. Lewis agree to remain Chairman of the Board beyond December 31, 1997, until at least May 31, 1998 (the "Chairman Extension Request") and on November 12, 1997, Mr. Lewis received $50,000 in consideration for his agreement to remain Chairman of the Board through at least May 31, 1998 at the pleasure of the Board. Also, effective as of December 31, 1997, Mr. Lewis, the Company and Cafeteria Operators entered into a general release that effected the mutual releases contemplated by the Consulting Agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Principal Stockholders

To the best knowledge of management of the Company, no person owned beneficially, as of March 23, 1998 more than five percent of the outstanding shares of the Company's Common Stock, except as follows:

<CAPTIONS
                                                Amounts and
                                                 Nature of      Percent
Name and Address of                             Beneficial      of Total
Beneficial Owner                                Ownership        Common
-------------------------------                 -----------     --------
Teachers Insurance and Annuity                  8,607,637       17.7%
Association of America
730 Third Avenue
New York, NY  10011

EQ Asset Trust 1993                             8,499,857 (1)   17.5%
1345 Avenue of the Americas
New York, NY  10105

John Hancock Mutual Life                        5,477,994       11.3%
  Insurance Company
P.O. Box 111
Boston, MA  02117

The Northwestern Mutual Life                    5,471,679       11.2%
  Insurance Company
720 East Wisconsin Avenue
Milwaukee, WI  53202

The Mutual Life Insurance                       4,105,339        8.4%
  Company of New York
1740 Broadway
New York, NY  10019

Principal Mutual Life                           3,286,701        6.8%
  Insurance Company
711 High Street
Des Moines, IA  50392

Mr. Peter Collery                               3,186,842 (2)    6.6%
Mr. Gary Siegler
c/o Siegler, Collery & Co.
712 5thAvenue
New York, NY 10019

Rock Finance, L.P.                              2,998,860        6.2%
1560 Sherman Avenue
Evanston, IL  60201

(1) These shares of the Common Stock (the "Equitable Shares") are held of record by EQ Asset Trust 1993, a Delaware business trust (the "Trust"). The




    Equitable Companies Incorporated ("Equitable") is the beneficiary and owner of the Trust. The Trust is managed by Alliance Capital Management, L.P.
    ("Alliance") pursuant to a Collateral Management Agreement. A wholly-owned subsidiary of Equitable is the general partner of Alliance; through wholly-owned subsidiaries, Equitable owns a majority of the equity interest in Alliance. The Equitable Shares and such Collateral Management Agreement have been pledged to The Chase Manhattan Bank, N.A., as trustee for the benefit and security of holders of certain notes of the Trust.
       AXA beneficially owns approximately 60.7% of Equitable's outstanding common stock as well as certain convertible preferred stock of Equitable.
    AXA is indirectly controlled by the Mutuelles AXA (five French mutual insurance companies, acting as a group). AXA and the Mutuelles AXA and certain of their affiliates disclaim beneficial ownership of the Equitable
    Shares.
(2) Constitutes 2,163,625 shares owned by the SC Fundamental Value Fund, L.P.
    ("LP") and 1,023,217 shares owned by SC Fundamental Value BVI, Ltd.
    ("Ltd"). Messrs. Siegler and Collery, by virtute of their status as controlling stockholders of the general partner of LP and the managing general partner of the investment manager of Ltd, may be deemed to beneficially own the shares owned by LP and Ltd. Messrs. Siegler and Collery have disclaimed beneficial ownership of the shares owned directly by LP and Ltd. The information included in this table is based upon the Amendment No. 2 to Schedule 13D filed with the Securities and Exchange
    Commission on April 10, 1997, on behalf of Messrs. Siegle and Collery and the other reporting persons identified therein.


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

Management Stock Ownership

As of February 28, 1998, according to information furnished to the Company, each director, the Named Officers and all officers and directors as a group, owned beneficially the indicated number and percentage of outstanding Common Stock, after giving effect to the reverse stock split.

                                                          Common Stock
                                   Common Stock    Including Warrants/Options
Name of                      -------------------  --------------------------
Beneficial                     Number   Percent       Number       Percent
Owner (1)                    of Shares  of Class     of Shares    of Class
----------                   ---------  --------     ---------    --------
Donald M. Dodson                   744       (3)         2,063          (3)
Jim H. Hale                          0       (3)         3,691          (3)
Suzanne Hopgood (4)              2,000       (3)         4,222          (3)
Kevin E. Lewis (2)              10,000      0.02%      530,828         1.08%
Danny K. Meisenheimer              317       (3)           880          (3)
Gilbert C. Osnos (4)            10,000      0.02%       12,222         0.02%
Kenneth F. Reimer (4             1,500       (3)         3,722          (3)
Alton R. Smith                     251       (3)           696          (3)
E.W. Williams, Jr. (4)          25,000      0.05%       55,987         0.11%
All Officers and
Directors as a Group            50,127      0.10%      630,185         1.25%

(1) Unless otherwise indicated in these notes, each person named in the table owns directly the number of Shares indicated and has the sole power to vote and dispose of such Shares. Directors and Named Officers that are not included above have reported no ownership of common stock of the Company.
(2) Common Stock and Warrants owned by KL Group, Inc., which is wholly owned by Kevin Lewis.
(3) Percentage is less than 0.01%.
(4) Each director has 13,332 options outstanding, of which 2,222 became vested on November 22, 1997.


Item 13.Certain Relationships and Related Transactions

Transactions with Management and Others

Since February 1996, Cactus Enterprises, Inc., a company wholly owned by Kenneth Reimer, has performed certain management consulting services for the Board. Compensation for such services has been paid by the Company at a rate of $2,000 per day. Total fees and expenses paid in 1996 and 1997 were approximately $68,000 and $4,000, respectively. Mr. Reimer served as the interim President and Chief Executive Officer of the Company from January 1997 to March 1997, and received compensation of $100,000 for such service.

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

Lewis agreed to remain President and Chief Executive Officer beyond September 30, 1996 with no change to the financial terms of the Consulting Agreement. On December 24, 1996, Mr. Lewis resigned as President and Chief Executive Officer effective December 31, 1996 and was requested to remain as Chairman of the Board into 1997. After his resignation as President and Chief Executive Officer, Mr. Lewis served as a consultant to the Company until December 31, 1997. Pursuant to the Consulting Agreement, Mr. Lewis received an annual base salary of $350,000, pro-rated through the end of 1996 and $250,000 through the end of 1997. Mr. Lewis received $75,000 upon the execution of the Consulting Agreement, $75,000 on September 30, 1996 and $100,000 on December 31, 1997. Furthermore, the Company agreed to pay, among other things, certain legal expenses of Mr. Lewis incurred in connection with the negotiation of the Consulting Agreement and certain travel and moving related expenses. On October 29, 1997, the Board requested that Mr. Lewis agree to remain Chairman of the Board beyond December 31, 1997, until at least May 31, 1998 (the "Chairman Extension Request") and on November 12, 1997, Mr. Lewis received $50,000 in consideration for his agreement to remain Chairman of the Board through at least May 31, 1998 at the pleasure of the Board. Also, effective as of December 31, 1997, Mr. Lewis, the Company and Cafeteria Operators entered into a general release that effected the mutual releases contemplated by the Consulting Agreement.

Pursuant to the CEO Agreement effective as of December 15, 1997, between Theodore J. Papit and the Company, Mr. Papit agreed to remain as President and Chief Executive Officer through the first quarter of 1998. Mr. Papit had previously announced his resignation from these positions, effective October 29, 1997, but, at the request of the Board of Directors of the Company, agreed to remain through December 15, 1997. In connection with the CEO Agreement, Mr. Papit agreed to terminate, effective December 15, 1997, all then existing compensation and contractual obligations of the Company regarding his employment, including termination of all stock options. Pursuant to the CEO Agreement, the Company has compensated Mr. Papit at a flat rate of $50,000 per month and reimbursed Mr. Papit for normal out-of-pocket expenses. On March 23, 1998, the Board voted to retain Mr. Papit as President and Chief Executive Officer, and Mr. Papit agreed to continue in those positions. Mr. Papit's compensation will include a base salary of $30,000 per month, participation in the Company's executive bonus plan and other executive benefit programs and stock options to purchase 500,000 shares of the Company's common stock. He will also be entitled to eighteen months of base salary in the event he is terminated without cause or in the event he is terminated or resigns after a change of control of the Company

In settlement of the Company's indemnification obligations to the persons listed below (the "Affiliated Indemnitees") with respect to the Affiliated Indemnitees' Levenson litigation expenses, the Company has entered into release agreements with, and made the additional payments noted below to, each of the Affiliated Indemnities. The Company (i) delivered to Teachers Insurance and Annuity Association of America as payee a promissory note dated January 14, 1998 in the principal sum of $756,392, (ii) delivered to The Northwestern Mutual Life Insurance Company as payee a promissory note dated February 24, 1998 in the principal sum of $488,195 and made a cash payment to The Northwestern Mutual Life Insurance Company of $5,838, (iii) delivered to John Hancock Mutual Life Insurance Company as payee a promissory note dated March 4, 1998 in the principal sum of $476,176, (iv) made a cash payment to the Mutual Life Insurance Company of New York of $217,519, (v) made a cash payment to Principal Mutual Life Insurance Company of $174,729 and (vi) delivered to the Equitable Life Assurance Society of the United States ("Equitable") as payee a promissory note dated March 23, 1998 in the principal sum of $829,687. Each of the promissory notes is due on December 31, 2001 and bears interest at the rate of 10.5% per annum. Except for Equitable, each of the Affiliated Indemnitees owns more than five percent of the Common Stock. Equitable is an affiliate of EQ Asset Trust 1993, a business trust that owns more than five percent of the outstanding Common Stock.




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

         (b)  Reports on Form 8-K

  During the fourth quarter of 1997, the Company filed no reports on Form 8-K.

         (c)  Exhibits

Exhibit
  No.         Description

3.1 Amended and Restated Certificate of Incorporation of Furr's/Bishop's, Incorporated, incorporated by reference from the Registrant's Registration Statement on Form S-4 (File No. 33-38978).


3.2 By-laws of Furr's/Bishop's, Incorporated, as amended December 3, 1997, incorporated by reference from the Registrant's Registration Statement on Form S-1 (amended on Form S-3) (File No. 333-4576).

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

4.14 Omnibus Agreement, dated as of November 15, 1995, among Cafeteria Operators, L.P., Furr's Specialty Group, L.P. and Fleet National Bank of Massachusetts (f/k/a Shawmut Bank, N.A.) (included as Exhibit E to the Exchange Agreement filed as Exhibit 10.1) and incorporate by reference from the Registrant's Registration Statement on Form S-4 (File No. 33-92236)).

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

4.17 First Amendment to Deed of Trust, dated as of November 15, 1995, between Cafeteria Operators, L.P. and Fleet National Bank of Massachusetts (f/k/a Shawmut Bank, N.A.) for premises locate at Clark County, Nevada, incorporated by reference from the Registration Statement on Form S-1 of Cafeteria Operators, L.P. (File No. 333-4578).

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

4.19 First Amendment to Mortgage, Security Agreement and Assignment of Leases and Rents, dated as of November 15, 1995, between Cafeteria Operators, L.P. and Fleet National Bank of Massachusetts (f/k/a Shawmut Bank, N.A.) for premises located at Johnson County, Kansas, incorporated by reference from the Registration Statement on Form S-1 of Cafeteria Operators, L.P. (File No. 333-4578).

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

4.23 First Amendment to Deed of Trust, Security Agreement and Assignment of Leases, dated as of November 15, 1995, between Cafeteria Operators, L.P. and Fleet National Bank of Massachusetts (f/k/a Shawmut Bank,N.A.) for premises located at Taylor County, Texas, incorporated by reference from the Registration Statement on Form S-1 of Cafeteria Operators, L.P. (File No. 333-4578).

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

4.27 First Amendment to Deed of Trust, Security Agreement and Assignment of Leases, dated as of November 15,1995, between Cafeteria Operators, L.P. and Fleet National Bank of Massachusetts (f/k/a Shawmut Bank, N.A.) for premises located at Grayson County, Texas, incorporated by reference from the Registration Statement on Form S-1 of Cafeteria Operators, L.P. (File No. 333-4578).

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

10.5 General Release, entered into as of December 31, 1997, among Kevin E. Lewis, Cafeteria Operators, L.P. and Furr's/Bishop's, Incorporated, incorporated by reference from the Registration Statement on Form S-1 of Cafeteria Operators, L.P. (File No. 333-4578).

10.6 Master Sublease Agreement, dated as of December 1, 1986, between Kmart Corporation and Cafeteria Operators, L.P. (as successor in interest to Furr's Cafeterias, Inc.), incorporated by reference from the Registration Statement on Form S-1 of Cavalcade Foods, Inc., Furr's Cafeterias, Inc. and Bishop Buffets, Inc. (File No. 33-11842).

10.7 Amendment, with respect to the Master Sublease Agreement, dated as of December 1, 1993, between Kmart Corporation and Cafeteria Operators, L.P., incorporated by reference from the Registrant's Form 8-K dated November 15, 1993.

10.8 1995 Stock Option Plan of Furr's/Bishop's, Incorporated, incorporated by reference from Annex B of the Prospectus included in the Registrant's Registration Statement on Form S-4 (File No. 33-92236).

10.9 President and Chief Executive Officer Agreement, effective as of December 15, 1997, between Theodore J. Papit and Furr's/Bishop's, Incorporated.

10.10 Chairman of the Board Extension Agreement, effective January 1, 1998, among Kevin E. Lewis, Cafeteria Operators, L.P. and Furr's/Bishop's, Incorporated, incorporated by reference from the Registration Statement on Form S-1 of Cafeteria Operators, L.P. (File No. 333-4578).

21.0     Subsidiaries of the Registrant.

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

                                             FURR'S/BISHOP'S, INCORPORATED

DATE:  March 27, 1998                        /s/Theodore J. Papit
                                             -------------------------
                                             Theodore J. Papit
                                             President and
                                             Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Furr's/Bishop's, Incorporated and on the dates indicated.

DATE:  March 27, 1998                        /s/ Suzanne Hopgood
                                             -------------------------
                                             Suzanne Hopgood
                                             Director

DATE:  March 27, 1998                        /s/ Kevin E. Lewis
                                             -------------------------
                                             Kevin E. Lewis
                                             Director, Chairman
                                             of the Board

DATE:  March 27, 1998                        /s/ Gilbert C. Osnos
                                             -------------------------
                                             Gilbert C. Osnos
                                             Director

DATE:  March 27, 1998                       /s/ Theodore J. Papit
                                            --------------------------
                                            Theodore J. Papit
                                            Director


DATE:  March 27, 1998                       /s/ Kenneth F. Reimer
                                            --------------------------
                                            Kenneth F. Reimer
                                            Director


DATE:  March 27, 1998                       /s/ Alton R. Smith
                                            --------------------------
                                            Alton R. Smith
                                            Principal Accounting Officer


DATE:  March 27, 1998                       /s/ E. W. Williams, Jr.
                                            --------------------------
                                            E. W. Williams, Jr.
                                            Director

                                                                  EXHIBIT 10.9

                PRESIDENT AND CHIEF EXECUTIVE OFFICER AGREEMENT

     This President and Chief Executive Officer Agreement (the "Agreement") is entered into effective as of December 15, 1997, by and between Theodore J. Papit ("Papit") and Furr's/Bishop's, Incorporated, a Delaware corporation ("Furr's").

     WHEREAS, before December 15, 1997, Papit served as President and Chief Executive Officer of Furr's as contemplated by the Employment Letter Agreement dated March 24, 1997, and agreed to by Papit on March 25, 1997 (the "Employment Letter"); and

     WHEREAS, Papit previously announced his resignation, effective October 29, 1997, from his positions as President and Chief Executive Officer of Furr's, but at the request of the Board of Directors of Furr's, agreed to remain through December 15, 1997; and

     WHEREAS, Papit has agreed to continue to serve as President and Chief Executive Officer of Furr's after December 15, 1997, on and subject to the terms and conditions as set forth in this Agreement; and

     WHEREAS, the parties hereto desire to terminate the prior arrangements regarding Papit's employment by Furr's;

     NOW, THEREFORE, in consideration of the above premises, the mutual covenants and agreements contained herein and other good and valuable consideration, the adequacy and sufficiency of which hereby are acknowledged, the parties hereto agree as follows:

     (1) President and Chief Executive Officer. Notwithstanding Papit's previous announcement of his intention to resign his positions with Furr's, Papit agrees to continue to serve Furr's by acting as President and Chief Executive Officer of Furr's and to perform the duties and responsibilities appurtenant thereto as described in the bylaws of Furr's from and after December 15, 1997, through March 31, 1998, or until his earlier removal from such position by the Board of Directors of Furr's.

     (2) Compensation. From and after December 15, 1997, for each month or partial month during which Papit serves as President and Chief Executive Officer of Furr's, Papit shall be paid at a rate of $50,000 per month, payable at the times and in accordance with the normal procedures for Furr's executive payroll.

     (3) Termination of Furr's and Papit's Prior Contractual Obligations. Effective December 15, 1997, all contractual and compensation obligations and agreements between Furr's and Papit regarding Papit's employment by Furr's or its affiliates that were in existence prior to such date are terminated, including, but not limited to, all obligations and agreements listed in the Employment Letter and under any stock option agreements between Furr's and Papit.

     (4) Expenses. Papit will be reimbursed by Furr's for his reasonable out-of-pocket expenses incurred by him in fulfilling his duties under this Agreement, such reimbursement to be in accordance with Furr's normal policies and procedures for reimbursement of executive expenses.

     (5) Governing Law; Venue. This Agreement shall be governed and construed in accordance with the laws of the State of Texas. In the event that any judicial proceedings are instituted concerning the interpretation or enforcement of this Agreement, exclusive venue over such proceedings shall be vested in the courts sitting in Lubbock County, Texas.

     IN WITNESS WHEREOF, the parties have signed this Agreement as of the date set forth below, to be effective as of December 15, 1997.



February 3, 1998                        /s/Theodore J. Papit
----------------                        ------------------------
Date                                    Theodore J. Papit


                                        FURR'S/BISHOP'S, INCORPORATED


February 3, 1998                        By:    /s/Kevin E. Lewis
----------------                               -----------------
Date                                    Name:  Kevin E. Lewis
                                        Title: Chairman

                                                                    EXHIBIT 21
                                                                    ----------


                                SUBSIDIARIES OF
                         FURR'S/BISHOP'S, INCORPORATED




Furr's/Bishop's Cafeterias, L.P. and Subsidiaries
     Cafeteria Operators, L.P.
        A Delaware limited partnership
        Doing business as Furr's Cafeterias and Bishop's Buffets



Cavalcade Holdings, Inc. and Subsidiaries
     Cavalcade Foods, Inc.
        A Delaware corporation

                                                                 Exhibit 23.1

                         INDEPENDENT AUDITORS' CONSENT
                         -----------------------------


The Board of Directors
Furr's/Bishop's, Incorporated:

We consent to incorporation by reference in the registration statement (No. 333-11291) on Form S-8 of Furr's/Bishop's, Incorporated of our report dated February 6, 1998, relating to the consolidated balance sheets of Furr's/Bishop's, Incorporated and subsidiaries as of December 30, 1997 and December 31, 1996, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended and the related schedule for the years ended December 30, 1997 and December 31, 1996, which report appears in the December 30, 1997 annual report on Form 10-K of Furr's/Bishop's, Incorporated. Our report refers to a change in accounting for impairment of long-lived assets and for long-lived assets to be disposed of to conform to Statement of Fianancial Accounting Standards No. 121.


                                               /s/KPMG Peat Marwick LLP
                                               ------------------------
                                               KPMG Peat Marwick LLP


Dallas, Texas
March 30, 1998

                                                                 Exhibit 23.2

                         INDEPENDENT AUDITORS' CONSENT
                         -----------------------------

We consent to the incorporation by reference in the Registration Statements of Furr's/Bishop's, Incorporated on Form S-1 (amended on Form S-3)(File No. 333-4576)and on Form S-8 (File No. 333-11291) of our report dated March 28, 1996, regarding our audit of the consolidated statements of operations, stockholders' deficit and cash flows of Furr's/Bishop's, Incorporated and subsidiaries and the financial statement schedule for the 52-week year ended January 2, 1996, which report is included in the Annual Report on Form 10-K of Furr's/Bishop's, Incorporated for the fiscal year ended December 30, 1997.


/s/Deloitte & Touche LLP
---------------------------
Deloitte & Touche LLP


Dallas, Texas
March 27, 1998

                                                                  SCHEDULE  II

FURR'S/BISHOP'S INCORPORATED AND SUBSIDIARIES
---------------------------------------------
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)
-------------------------------------------------------------------------------
                                      Additions
                                ---------------------
                     Balance at Charged to  Charged to             Balance at
                     Beginning  Costs and   Other                    End of
Description          of Period  Expenses    Accounts   Deductions    Period
-------------------- ---------  ---------   --------   ----------  ----------
YEAR ENDED
 DECEMBER 30, 1997:
  Reserve for
  store closing      $   3,548  $  2,150    $    117   $  1,140    $    4,675
                     =========  ========    ========   ========    ==========
  Allowance for
  doubtful accounts
  receivable         $      20  $     12    $      -   $      3    $       29
                     =========  ========    ========   ========    ==========

YEAR ENDED
 DECEMBER 31, 1996:
  Reserve for
   store closing     $   5,839  $    226    $    160   $  2,677(1) $    3,548
                     =========  ========    ========   ========    ==========
 Allowance for
  doubtful accounts
  receivable         $      27  $     (1)(2)$      -   $      6(3) $       20
                     =========  ========    ========   ========    ==========

YEAR ENDED
 JANUARY 2, 1996:
  Reserve for
   store closing     $   3,479  $  4,155    $      -   $  1,795(1) $    5,839
                     =========  ========    ========   ========    ==========
 Allowance for
  doubtful accounts
  receivable         $      64  $    (16)(2)$      -   $     21(3) $       27
                     =========  ========    ========   ========    ==========



(1) Includes costs and expenses incurred during the year on closed units and severance payments.
(2) Net adjustment reflects $12 reversal of expense in 1996 and $16 in 1995.
(3) Related asset account was written off.
