Form 10-K/A
period 1997-12-30
FURRS BISHOPS INC
filed 1998-04-02
CIK 872548

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

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     NONE

Item 2.  Properties

Restaurant Locations. The following table sets forth the number of restaurants operated by the Company in certain states as of March 3, 1998.


               State                Number Of Restaurants
               -----                ---------------------
               Arizona                         8
               Arkansas                        2
               California                      2
               Colorado                       10
               Illinois                        1
               Iowa                            5
               Kansas                          7
               Missouri                        3
               Nevada                          2
               New Mexico                     15
               Oklahoma                       10
               Texas                          38
                                             ---
                                             103

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

Properties. Forty-seven of the Company's restaurants are leased from third parties, another 34 are subleased under a master sublease agreement, 13 are owned and are situated on land leased from third parties and nine are owned in fee simple. Most of the leases have initial terms of from 10 to 20 years and contain provisions permitting renewal for one or more specified terms at specified rental rates. Some leases provide for fixed annual rent plus rent based on a percentage of sales. The average restaurant contains approximately 10,000 square feet and seats approximately 300 guests.

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

The Company leases eight properties under a master sublease, owns nine buildings situated on land leased from third parties and owns two buildings on land owned in fee simple, which are not used in the Company's restaurant business and are periodically leased to third parties.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FURR'S/BISHOP'S, INCORPORATED

DATE:   April 2, 1998                 /s/ Alton R. Smith
                                      ---------------------------
                                      Alton R. Smith
                                      Principal Accounting Officer