Form 10-Q
period 1998-03-31
FURRS BISHOPS INC
filed 1998-04-28
CIK 872548

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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


     As of April 27, 1998, there were 48,675,168 shares of Common Stock outstanding.





                                  Page 1 of 13
                        Exhibit Index Located on Page 12

                          FURR'S/BISHOP'S, INCORPORATED


                                      INDEX


PART I.   FINANCIAL INFORMATION                                     PAGE


 Item 1.  Financial Statements


          Condensed Consolidated Balance Sheets -
          March 31, 1998(Unaudited) and December 30, 1997              3

          Unaudited Condensed Consolidated Statements
          of Operations - For the thirteen weeks
          ended March 31, 1998 and April 1, 1997                       5

          Unaudited Condensed Consolidated Statement of
          Stockholders' Deficit - For the thirteen weeks ended
          March 31, 1998                                               6

          Unaudited Condensed Consolidated Statements of
          Cash Flows - For the thirteen weeks ended
          March 31, 1998 and April 1, 1997                             7

          Notes to Unaudited Condensed Consolidated
          Financial Statements                                         8


 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          9

PART II.  OTHER INFORMATION                                           11

SIGNATURES



                 FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except par value amounts)
                                                      March 31,    December 30,
                                                        1998          1997
                                                     -----------   -----------
                                                     (Unaudited)
Assets

Current assets:
    Cash and cash equivalents                        $     3,672    $    4,516
    Accounts and notes receivable, net                       871           882
    Inventories                                            6,269         6,038
    Prepaid expenses and other                             1,433         1,122
                                                     -----------   -----------
         Total current assets                             12,245        12,558

Property, plant and equipment, net                        51,687        52,784
Other assets                                                 466           459
                                                     -----------   -----------
                                                     $    64,398   $    65,801
                                                     ===========   ===========




























See accompanying notes to unaudited condensed consolidated financial statements.

                                                 (Continued on following page)


                 FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                (dollars in thousands, except par value amounts)

                                                      March 31,   December 30,
                                                        1998          1997
                                                    -----------   -----------
                                                     (Unaudited)
Liabilities and Stockholders' Deficit

Current liabilities:
    Current maturities of long-term debt             $     5,493    $    5,493
    Trade accounts payable                                 4,983         4,287
    Other payables and accrued expenses                   14,168        15,126
    Reserve for store closings - current                   1,102         1,344
                                                     -----------   -----------
         Total current liabilities                        25,746        26,250

Reserve for store closings, net of current portion         3,207         3,331
Long-term debt, net of current portion                    63,459        66,205
Other payables                                             7,350         7,276
Excess of future lease payments over fair value,
    net of amortization                                    2,710         2,837

Commitments and contingencies

Stockholders' deficit:
    Preferred stock, $.01 par value; 5,000,000
         shares authorized, none issued
    Common stock, $.01 par value; 65,000,000
         shares authorized, 48,675,168 issued and
         outstanding in 1998 and 1997                        487           487
    Additional paid-in capital                            55,870        55,870
    Pension liability adjustment                          (2,504)       (2,504)
    Accumulated deficit                                  (91,927)      (93,951)
                                                     -----------   -----------
         Total stockholders' deficit                     (38,074)      (40,098)
                                                     -----------   -----------
                                                     $    64,398   $    65,801
                                                     ===========   ===========













See accompanying notes to unaudited condensed consolidated financial statements.


                 FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)

                                                     Thirteen weeks ended
                                                   -------------------------
                                                    March 31,      April 1,
                                                      1998           1997
                                                   -----------   -----------
Sales                                              $    46,212   $    47,353

Costs and expenses:
    Cost of sales (excluding depreciation)              13,548        14,343
    Selling, general and administrative                 28,083        29,469
    Depreciation and amortization                        2,513         2,725
    Net special charges                                                2,431
                                                   -----------   -----------
                                                        44,144        48,968
                                                   -----------   -----------
Operating income (loss)                                  2,068        (1,615)

Interest expense                                            44            56
                                                   -----------   -----------
Net income (loss)                                  $     2,024   $    (1,671)
                                                   ===========   ===========

Weighted average number of shares
    of common stock outstanding:
    Basic                                           48,675,168    48,671,750
                                                   ===========   ===========
    Diluted                                         48,675,168    49,152,508
                                                   ===========   ===========

Net income (loss) per share:
    Basic                                          $      0.04   $     (0.03)
                                                   ===========   ===========
    Diluted                                        $      0.04   $     (0.03)
                                                   ===========   ===========















See accompanying notes to unaudited condensed consolidated financial statements.


                 FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                   FOR THE THIRTEEN WEEKS ENDED MARCH 31, 1998
                             (dollars in thousands)

                              Additional  Pension                   Total
                       Common  Paid-In   Liability  Accumulated  Stockholders'
                       Stock   Capital   Adjustment   Deficit      Deficit
                       ------ ---------- ---------- -----------  ------------
Balance at
  December 30, 1997    $  487 $   55,870 $  (2,504) $   (93,951) $   (40,098)

Net income                                                2,024        2,024
                       ------ ---------- ---------- -----------  ------------
Balance at
  March 31, 1998       $  487 $   55,870 $  (2,504) $   (91,927) $   (38,074)
                       ====== ========== =========  ===========  ===========




































See accompanying notes to unaudited condensed consolidated financial statements.


                 FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                                     Thirteen weeks ended
                                                   -------------------------
                                                    March 31,      April 1,
                                                      1998           1997
                                                   -----------   -----------
Cash flows from operating activities:
  Net income (loss)                                $     2,024   $    (1,671)
    Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
       Depreciation and amortization                     2,513         2,725
       Loss on disposition of assets                         5            34
       Net special charges                                             2,431
       Other, net                                          154           111
       Changes in operating assets and liabilities:
         Decrease in accounts and notes receivable          11             5
         (Increase) decrease in inventories               (231)          119
         Increase in prepaid expenses and other           (311)         (798)
         Decrease in trade accounts payable, other
           payables, accrued expenses and other
           liabilities                                    (262)         (485)
                                                   -----------   -----------
       Net cash provided by operating activities         3,903         2,471
                                                   -----------   -----------
Cash flows used in investing activities:
  Purchases of property, plant and equipment            (1,719)       (1,641)
  Expenditures charged to reserve for store
    closings                                              (405)         (377)
  Proceeds from the sale of property, plant and
    equipment                                              184             4
  Other, net                                                (6)           (1)
                                                   -----------   -----------
       Net cash used in investing activities            (1,946)       (2,015)
                                                   -----------   -----------
Cash flows used in financing activities:
  Payment of indebtedness                               (2,746)       (2,746)
  Other, net                                               (55)            7
                                                   -----------   -----------
       Net cash used in financing activities            (2,801)       (2,739)
                                                   -----------   -----------
  Decrease in cash and cash equivalents                   (844)       (2,283)
  Cash and cash equivalents at beginning of period       4,516         3,696
                                                   -----------   -----------
  Cash and cash equivalents at end of period       $     3,672   $     1,413
                                                   ===========   ===========

Supplemental disclosure of cash flow information:
  Interest paid, including $2,746 of interest in
   1998 and 1997 classified as payment of
    indebtedness                                   $     2,748   $     2,748
                                                   ===========   ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                 FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A:  Summary of Significant Accounting Policies

    Furr's/Bishop's, Incorporated, a Delaware corporation (the "Company"), operates cafeterias and a buffet through its subsidiary Cafeteria Operators, L.P., a Delaware limited partnership (together with its subsidiaries, the "Partnership"). The financial statements presented herein are the unaudited condensed consolidated financial statements of the Company and its majority owned subsidiaries.

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements, and notes thereto, which are included in the Company's Form 10-K for the year ended December 30, 1997. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation.

    The results of operations for the thirteen weeks ended March 31, 1998 may not be indicative of the results that may be expected for the fiscal year ending December 29, 1998.

    The following table reconciles the denominators of basic and diluted earnings per share for the thirteen week periods ended March 31, 1998 and April 1, 1997.

                                                        March 31,   April 1,
                                                           1998        1997
                                                      ----------   ----------
Weighted average common shares outstanding            48,675,168   48,671,750
Warrants                                                              480,758
                                                      ----------   ----------
Total Shares                                          48,675,168   49,152,508
                                                      ==========   ==========

NOTE B:  Income Tax

    During the thirteen week period ended March 31, 1998, the Company had a net loss for income tax purposes. The resulting tax benefit from the net operating loss has been offset by an increase in the tax valuation allowance.


NOTE C:  Special Charges

    For the quarter ended April 1, 1997, the Company recognized net special charges of $2,431,000, including a charge of $1,888,000 for the writedown of assets and adjustments to closed store reserves, a charge of $1,835,000 to recognize the writedown of certain assets in accordance with Statement of Financial Accounting Standards, No.121, "Accounting for the Impairment of Long-Lived Assets" ("SFAS121"), and a credit of $1,292,000 related to the settlement of a lawsuit previously filed against the Company.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Thirteen Weeks Ended March 31, 1998 Compared to Thirteen Weeks Ended April 1,
1997

    Results of operations. Sales for the first fiscal quarter of 1998 were $46.2 million, a decrease of $1.1 million from the same quarter of 1997. Operating income for the first quarter of 1998 was $2.1 million compared to an operating loss of $1.6 million in the comparable period in the prior year. The operating results of the first quarter of 1997 included net special charges of $2.4 million. The net income for the first quarter of 1998 was $2.0 million compared to a net loss of $1.7 million in the first quarter of 1997.

    Sales. Restaurant sales in comparable units were 2.64% higher in the first quarter of 1998 than the same quarter of 1997. Sales for the first fiscal quarter were $2.2 million lower than the same period of the prior year due to there being a net of nine fewer units included in operating results. Sales by Dynamic Foods to third parties were $550 thousand lower in the first quarter of 1998 than the first quarter of the prior year.

    Cost of sales. Excluding depreciation, cost of sales was 29.3% of sales for the first quarter of 1998 as compared to 30.3% for the same quarter of 1997. The decrease in the percentage of sales was the result of changes in pricing, menu mix and lower product costs.

    Selling, general and administrative. Selling, general and administrative ("SG&A") expense was lower in the aggregate by $1.4 million in the first quarter of 1998 as compared to 1997 due partially to there being fewer units included in the operating results. The change in SG&A expense included an increase of $106 thousand in marketing expense and $372 thousand in labor and related benefits and a decrease of $186 thousand in utility expenses.

    Depreciation and amortization. Depreciation and amortization expense was lower by $212 thousand in the first quarter of 1998 due primarily to lower depreciation on property, plant and equipment having been written down in accordance with SFAS121.

    Special charges. The loss from operations for the quarter ended April 1, 1997 included net special charges of $2.4 million, which included charges of $1.9 million for the writedown of assets and adjustments to closed store reserves and $1.8 million to recognize the writedown of certain assets in accordance with SFAS121 and a credit of $1.3 million related to the settlement of a lawsuit previously filed against the Company.

    Interest expense. Interest expense was $44 thousand in the first quarter of 1998, which was slightly lower than the comparable period in the prior year. Also, in accordance with Statement of Financial Accounting Standards No. 15, the Company's debt that was restructured at January 2, 1996 was recorded at the sum of all future principal and interest payments and there is no recognition of interest expense thereon.

                       LIQUIDITY AND CAPITAL RESOURCES OF
                 FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES


    During the thirteen weeks ended March 31, 1998, cash provided by operating activities of the Company was $3.9 million compared to $2.5 million in the same period of 1997. The Company made capital expenditures of $1.7 million during the first thirteen weeks of 1998 compared to $1.6 million during the same period of 1997. Cash, temporary investments and marketable securities were $3.7 million at March 31, 1998 compared to $1.4 million at April 1, 1997. The current ratio of the Company was .48:1 at March 31, 1998 compared to .35:1 at April 1, 1997 and .48:1 at December 30, 1997. The Company's total assets at March 31, 1998 aggregated $64.4 million, compared to $69.2 million at April 1, 1997 and $65.8 million at December 30, 1997.

    The improvement in results of operations in the thirteen weeks ended March 31, 1998 over the comparable period of the prior year reflects the impact of the present marketing program, operating cost controls, as well as more favorable winter weather in most of the company's markets.

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

    Total scheduled maturities of long-term debt and interest classified as long-term debt of the Company and its subsidiaries over the next five calendar years are: $2.7 million in 1998, $5.5 million in 1999, $5.5 million in 2000 and $52.7 million in 2001.

    The Partnership has outstanding $66.4 million of 12% Notes due December 31, 2001, which includes $20.6 million of interest to maturity. Under the terms of the indenture covering the 12% Notes, a semi-annual cash interest payment of approximately $2.7 million is due on each March 31 and September 30. The obligations of the Partnership under the 12% Notes are secured by a security interest in and a lien on all of the personal property of the Partnership and mortgages on all fee and leasehold properties of the Partnership (to the extent such properties are mortgageable).

    The Partnership has outstanding $2.5 million of 10.5% Notes due December 31, 2001. A semi-annual cash interest payment of approximately $134 thousand is due on each June 30 and December 31.

     In 1993, the Partnership entered into an amendment of a master sublease agreement pursuant to which it leased 43 properties from Kmart Corporation ("Kmart"). Pursuant to the amendment and subject to the terms and conditions thereof, two properties were removed from the master sublease, and the aggregate monthly rent for the period January 1, 1997 through and including December 31, 1999 has been reduced by 20%. The reductions in rent are subject to termination by Kmart if Kevin E. Lewis ceases to be Chairman of the Board of Directors of the Company. The one-year term of Mr. Lewis expires in 1998 and Mr. Lewis has not been nominated for reelection at the Company's Annual Meeting of Stockholders on May 28, 1998. The Company has entered into negotiations with Kmart to modify the amendment to remove the provisions permitting termination of the reductions in rent if Mr. Lewis does not remain as Chairman of the Board until the end of 1999. To date, Kmart has been unwilling to make such modifications and as a result, the Company may be required to pay additional rent payments of approximately $1.8 million through December 31, 1999. Because the Company accounts for its rental payments under the straight-line method, any increase in rent through December 31, 1999 would be amortized over the remaining life of the leases, which run through December 31, 2003, December 31, 2007, June 29, 2008 and December 31, 2008. If the maximum additional rent described above is incurred, the increase in annual rent expense would be approximately $288 thousand.

                                     PART II

                                OTHER INFORMATION

         Item 5.  Other Information

Description of Employment Contracts and Termination of Employment and Change of Control Agreements

  On March 23, 1998, the Board of Directors voted to retain Theodore J. Papit as President and Chief Executive Officer and the Company entered into the President and Chief Executive Officer Agreement (the "CEO Agreement") with Mr. Papit. Pursuant to the CEO Agreement (i) the Company will pay Mr. Papit a base salary of $30,000 per month, (ii) Mr. Papit will participate in the Company's Incentive Compensation Plan for Senior Management (which provides for cash bonuses as a percentage of the participant's salary for the achievement of positive comparable store sales and budgeted earnings targets), (iii) Mr. Papit will participate in other executive benefit programs consistent with those offered to other members of senior management, which include vacation time and reimbursement for appropriate business expenses, and (iv) Mr. Papit was granted options to purchase 500,000 shares of Common Stock, vesting over five years, at a purchase price of $0.75 per share, the fair market value of the Common Stock immediately prior to the date of grant. The CEO Agreement provides (a) that Mr. Papit's duties will require him to spend approximately one-half of his working time in the Company's executive offices in Lubbock, Texas and the remainder of his time in either an executive office to be provided by the Company in Dallas, Texas or visiting field operations, (b) that Mr. Papit will be nominated for election to the Board of Directors of the Company at each annual meeting of shareholders as long as he continues to serve as President and Chief Executive Officer, (c) that if Mr. Papit resigns or is terminated, he will also resign as a director of the Company, unless the Board of Directors requests that Mr. Papit remain a member of the Board of Directors and (d) that Mr. Papit will receive a lump sum payment of eighteen times his monthly base salary if (x) the Company terminates him for a reason other than cause (as defined below) or (y) he resigns within twelve months of a change in control (as defined below) of the Company. Also, if there is a change in control (as defined below) of the Company or if the Company terminates Mr. Papit for a reason other than cause (as defined below), Mr. Papit's options will vest immediately. For purposes of the CEO Agreement, termination for "cause" means termination because of (i) Mr. Papit's failure to perform, or willful and continual neglect of, his material duties or obligations as President and Chief Executive Office, which continues after written notice that such actions are occurring has been furnished by the Company to Mr. Papit and Mr. Papit has been afforded a reasonable opportunity of at least ten (10) days to cure the same, all as determined by the Board of Directors of the Company, (ii) Mr. Papit's conviction of any crime or offense involving (A) moral turpitude either in connection with the performance of Mr. Papit's obligations to the Company or its affiliates or which shall adversely affect Mr. Papit's ability to perform such obligations or (B) money or other property of the Company or its affiliates or (iii) drug addiction. For purposes of the CEO Agreement, a "change of control" shall be deemed to have occurred under the CEO Agreement
(a) if the Company's stockholders approve a sale or disposition of all or substantially all of the Company's assets to an entity that is not then an affiliate (as such term is defined in Rule 405 ("Rule 405") promulgated under the Securities Act of 1933, as amended) of the Company, or (b) if the Company merges with an entity that is not an affiliate (as such term is defined in Rule
405) of the Company and persons who were members of the Board of Directors immediately prior to the merger do not constitute a majority of the directors of the surviving entity immediately afer the merger or (c) the election during any period of 12 months or less of a majority of the members of the Board of Directors of the Company without the approval of the election or nomination for election of such new member or members by a majority of the members of the Board of Directors who were members at the beginning of the period, or members of the Board thereafter recommended to succeed such original members (or recommended to succeed their successors that were recommended as required hereunder) by a majority of the members of the Board of Directors who were members at the beginning of the period (or their successors that were recommended as required hereunder).



         Item 6.  Exhibits and Reports on Form 8-K


             (a)  Exhibits

                  10.1 President and Chief Executive Officer Agreement,
                       effective as of March 23, 1998, between Theodore J. Papit and Furr's/Bishop's, Incorporated.

             (b)  Reports on Form 8-K

                  A report on Form 8-K was filed on March 24, 1998 with respect to the appointment of two additional members of the Board of Directors and the retention of Theodore J. Papit as President and Chief Executive Officer of the Company.

                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




       FURR'S/BISHOP'S, INCORPORATED           FURR'S/BISHOP'S, INCORPORATED


BY:    /s/Theodore J. Papit                    /s/Alton R. Smith
       -------------------------------------   ------------------------------
       Theodore J. Papit                       Alton R. Smith
       President and Chief Executive Officer   Principal Accounting Officer




Date:  April 28, 1998

                                                                 Exhibit 10.1


                 PRESIDENT AND CHIEF EXECUTIVE OFFICER AGREEMENT

    This President and Chief Executive Officer Agreement (the "Agreement") is entered into effective as of March 23, 1998, between Theodore J. Papit ("Papit") and Furr's/Bishop's, Incorporated, a Delaware corporation ("Furr's").

    WHEREAS, Papit has served since March 1997 as President and Chief Executive Officer of Furr's as contemplated by certain agreements between Furr's and Papit; and

    WHEREAS, Papit and Furr's wish to set forth the terms pursuant to which Papit has agreed to continue to serve as President and Chief Executive Officer of Furr's;

    NOW, THEREFORE, in consideration of the above premises, the mutual covenants and agreements contained herein and other good and valuable consideration, the adequacy and sufficiency of which hereby are acknowledged, the parties hereto agree as follows:

    1. President and Chief Executive Officer. Papit will continue to serve as President and Chief Executive Officer of Furr's and will continue to perform the duties and responsibilities appurtenant thereto as described in the bylaws of Furr's from and after March 31, 1998, until his resignation or removal from such position by the Board of Directors of Furr's. Papit's duties as President and Chief Executive Officer will require him to spend approximately one-half of his working time in Furr's executive offices in Lubbock, Texas and approximately one-half of his working time visiting restaurants or at an executive office that Furr's establishes in Dallas, Texas.

    2. Salary. From and after March 31, 1998, for so long as Papit serves as President and Chief Executive Officer of Furr's, Papit will be paid a base salary at a rate of $30,000 per month, payable at the times and in accordance with the normal procedures for Furr's executive payroll. Papit's base salary may be increased from time to time as may be approved by the Board of Directors of the Company.

    3. Bonus. Papit will be entitled to participate in Furr's Incentive Bonus Plan as it may be approved and amended by the Board of Directors from time to time. Papit's participation in the Furr's Incentive Bonus Plan for fiscal year 1998 shall be at the same level and on the same terms and conditions as the participation of Jim Hale and Danny Meisenheimer. Papit's participation level for future years shall be determined by the Board of Directors. No bonus amount is guaranteed.

    4. Options. Pursuant to Furr's 1995 Stock Option Plan, Papit will be granted options to purchase 500,000 shares of the common stock, par value $.01 per share, of Furr's. The granted options will vest as to one-fifth (1/5) of the shares underlying the granted options on each of the first five anniversary dates of the date of this Agreement.

    5.  Severance.  In the event that

       (a) Papit is terminated by Furr's other than for cause (as defined below), or
       (b) within twelve (12) months of a change in control (as defined below), either
            (i)  Papit is terminated by Furr's other than for cause, or
            (ii) Papit resigns his positions as President and Chief
                 Executive Officer and terminates his employment with Furr's for any reason, then

Furr's will promptly pay Papit in one lump sum an amount equal to his monthly base salary then in effect times eighteen (18).

    6. Expenses. Papit will be reimbursed by Furr's for his reasonable out-of-pocket expenses incurred by him in fulfilling his duties under this Agreement, including travel and lodging expenses, such reimbursement to be in accordance with Furr's normal policies and procedures for reimbursement of executive expenses.

    7. Vacation. Papit will be entitled to four (4) weeks of paid vacation per year.

    8. Policies and Benefits. Papit will be subject to the policies that apply to and will receive the benefits afforded to Furr's senior management.

    9. Board Membership. While Papit is President and Chief Executive Officer of Furr's, he will be nominated and will accept his nomination to Furr's slate of directors presented to the stockholders of Furr's at each annual meeting of stockholders of Furr's. If Papit resigns or is terminated, Papit will also resign as a director of Furr's, unless the Board of Directors requests that he remain a member of the Board of Directors, in which case Papit will remain a member of the Board of Directors for the remainder of his then existing term and any future terms for which he may be elected, or until his earlier resignation or removal.

    10. Governing Law; Venue. This Agreement shall be governed and construed in accordance with the laws of the State of Texas. In the event that any judicial proceedings are instituted concerning the interpretation or enforcement of this Agreement, exclusive venue over such proceedings shall be vested in the courts sitting in Lubbock County, Texas.

    11. Definitions. For purposes of this Agreement, the following definitions apply:
             Termination for "cause" means termination because of:
    (i) Papit's failure to perform, or willful and continual neglect of, his material duties or obligations as President and Chief
    Executive Officer, which continues after written notice that such actions are occurring has been furnished by Furr's to Papit and Papit has been afforded a reasonable opportunity of at least ten (10) days to cure the same, all as determined by the Board of Directors of Furr's;
        (ii) Papit's conviction of any crime or offense involving moral turpitude either in connection with the performance of Papit's obligations to Furr's or its affiliates or which shall adversely affect Papit's ability to perform such obligations or money or other property of Furr's or its affiliates; or drug addiction.

    A "change of control" shall be deemed to have occurred upon any of the following events:
         (a) if the stockholders of Furr's approve a sale or disposition of all or substantially all of the assets of Furr's to an entity that is not then an affiliate (as such term is defined in Rule 405 promulgated under the Securities Act of 1933, as amended) of Furr's; or
         (b) if Furr's merges with an entity that is not an affiliate (as such term is defined in Rule 405 promulgated under the Securities Act of 1933, as amended) of Furr's and persons who were members of the Board of Directors of Furr's immediately prior to the merger do not constitute a majority of the directors of the surviving entity immediately after the merger; or
         (c) the election during any period of twelve (12) months or less of a majority of the members of the Board of Directors of Furr's without the approval of the election or nomination for election of such new member or members by a majority of the members of the Board who were members at the beginning of the period, or members of the Board thereafter recommended to succeed such original members (or recommended to succeed their successors that were recommended as required hereunder) by a majority of the members of the Board who were members at the beginning of the period (or their successors that were recommended as required hereunder).

    IN WITNESS WHEREOF, the parties have signed this Agreement as of the date set forth below, to be effective as of March 23, 1998.


April 14, 1998                     /s/ Theodore J. Papit
                                   -----------------------------
Date                               Theodore J. Papit


                                   FURR'S/BISHOP'S, INCORPORATED

                                   By: /s/ Kevin E. Lewis
                                   -----------------------------
April 15, 1998                     Name:  Kevin E. Lewis
Date                               Title: Chairman