Form 10-Q/A
period 1998-03-31
FURRS BISHOPS INC
filed 1998-05-01
CIK 872548

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

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

                                      FURR'S/BISHOP'S, INCORPORATED

DATE:   May 1, 1998                   /s/ Alton R. Smith
                                      ---------------------------
                                      Alton R. Smith
                                      Principal Accounting Officer