Form 10-Q
period 1998-06-30
FURRS BISHOPS INC
filed 1998-08-13
CIK 872548

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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


     As of August 11, 1998 there were 48,676,151 shares of Common Stock outstanding.





                                  Page 1 of 17
                        Exhibit Index Located on Page 16

                          FURR'S/BISHOP'S, INCORPORATED


                                      INDEX


PART I.   FINANCIAL INFORMATION                                     PAGE


 Item 1.  Financial Statements
          Condensed Consolidated Balance Sheets -
          June 30, 1998(Unaudited) and December 30, 1997               3

          Unaudited Condensed Consolidated Statements
          Of Operations - For the thirteen weeks
          ended June 30, 1998 and July 1, 1997                         5

          Unaudited Condensed Consolidated Statements
          of Operations - For the twenty-six weeks
          ended June 30, 1998 and July 1, 1997                         6

          Unaudited Condensed Consolidated Statement
          of Stockholders' Deficit - For the twenty-six weeks
          ended June 30, 1998                                          7

          Unaudited Condensed Consolidated Statements
          of Cash Flows - For the twenty-six weeks
          ended June 30, 1998 and July 1, 1997                         8

          Notes to Unaudited Condensed Consolidated
          Financial Statements                                         9


 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         10


PART II.  OTHER INFORMATION                                           14

SIGNATURES



                 FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except par value amounts)

                                                      June 30,     December 30,
                                                        1998          1997
                                                     -----------   -----------
                                                     (Unaudited)
Assets

Current assets:
     Cash and cash equivalents                        $    8,050    $    4,516
     Accounts and notes receivable, net                      886           882
     Inventories                                           5,964         6,038
     Prepaid expenses and other                            1,627         1,122
                                                     -----------   -----------
          Total current assets                            16,527        12,558

Property, plant and equipment, net                        50,624        52,784
Other assets                                                 448           459
                                                     -----------   -----------
                                                     $    67,599   $    65,801
                                                     ===========   ===========



























See accompanying notes to unaudited condensed consolidated financial statements.

                                                  (Continued on following page)


                 FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                (dollars in thousands, except par value amounts)

                                                       June 30,    December 30,
                                                         1998          1997
                                                     -----------   -----------
                                                     (Unaudited)
Liabilities and Stockholders' Deficit

Current liabilities:
     Current maturities of long-term debt            $     5,493    $    5,493
     Trade accounts payable                                4,726         4,287
     Other payables and accrued expenses                  16,402        15,126
     Reserve for store closings - current                  1,002         1,344
                                                     -----------    ----------
          Total current liabilities                       27,623        26,250

Reserve for store closings, net of current portion         3,083         3,331
Long-term debt, net of current portion                    63,459        66,205
Other payables                                             7,404         7,276
Excess of future lease payments over fair value,
     net of amortization                                   2,584         2,837

Contingencies

Stockholders' deficit:
     Preferred stock, $.01 par value; 5,000,000
          shares authorized, none issued
     Common stock, $.01 par value; 65,000,000
          shares authorized, 48,676,151 issued
          and outstanding in 1998 and 1997                   487           487
     Additional paid-in capital                           55,871        55,870
     Accumulated other comprehensive income               (2,504)       (2,504)
     Accumulated deficit                                 (90,408)      (93,951)
                                                     -----------    ----------
          Total stockholders' deficit                    (36,554)      (40,098)
                                                     -----------    ----------
                                                     $    67,599    $   65,801
                                                     ===========    ==========













See accompanying notes to unaudited condensed consolidated financial statements.


                 FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)

                                                     Thirteen weeks ended
                                                   -------------------------
                                                    June 30,       July 1,
                                                      1998           1997
                                                   -----------   -----------
Sales                                              $    48,032   $    49,787

Costs and expenses:
     Cost of sales (excluding depreciation)             14,218        15,001
     Selling, general and administrative                29,101        30,691
     Depreciation and amortization                       2,514         2,689
     Net special charges                                   610
                                                   -----------   -----------
                                                        46,443        48,381
                                                   -----------   -----------
Operating income                                         1,589         1,406

Interest expense                                            70            78
                                                   -----------   -----------
Net income                                         $     1,519   $     1,328
                                                   ===========   ===========

Weighted average number of shares
     of common stock outstanding:
     Basic                                          48,675,601    48,674,525
                                                   ===========   ===========
     Diluted                                        48,675,601    48,784,782
                                                   ===========   ===========

Net income per share:
     Basic                                         $      0.03   $      0.03
                                                   ===========   ===========
     Diluted                                       $      0.03   $      0.03
                                                   ===========   ===========















See accompanying notes to unaudited condensed consolidated financial statements.


                 FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)

                                                    Twenty-six weeks ended
                                                   -------------------------
                                                    June 30,       July 1,
                                                      1998           1997
                                                   -----------   -----------
Sales                                              $    94,244   $    97,140

Costs and expenses:
     Cost of sales (excluding depreciation)             27,766        29,344
     Selling, general and administrative                57,184        60,160
     Depreciation and amortization                       5,027         5,414
     Net special charges                                   610         2,431
                                                   -----------   -----------
                                                        90,587        97,349
                                                   -----------   -----------
Operating income (loss)                                  3,657          (209)

Interest expense                                           114           134
                                                   -----------   -----------
Net income (loss)                                  $     3,543   $      (343)
                                                   ===========   ===========

Weighted average number of shares
     of common stock outstanding:
     Basic                                          48,675,384    48,673,138
                                                   ===========   ===========
     Diluted                                        48,675,384    48,673,138
                                                   ===========   ===========

Net income (loss) per share:
     Basic                                         $      0.07   $     (0.01)
                                                   ===========   ===========
     Diluted                                       $      0.07   $     (0.01)
                                                   ===========   ===========















See accompanying notes to unaudited condensed consolidated financial statements.


                 FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                  FOR THE TWENTY-SIX WEEKS ENDED JUNE 30, 1998
                             (dollars in thousands)


                                        Accumulated
                             Additional   Other                     Total
                      Common  Paid-In  Comprehensive Accumulated Stockholders'
                      Stock   Capital     Income       Deficit      Deficit
                      ------ ---------- ------------ ----------- ------------
Balance at
 December 30, 1997    $  487 $   55,870 $    (2,504) $  (93,951) $   (40,098)

Warrants exercised                    1                                    1

Net income                                                3,543        3,543
                      ------ ---------- ------------ ----------- ------------
Balance at
 June 30, 1998        $  487 $   55,871 $    (2,504) $  (90,408) $   (36,554)
                      ====== ========== ============ =========== ============
































See accompanying notes to unaudited condensed consolidated financial statements.

                 FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                                     Twenty-six weeks ended
                                                    -------------------------
                                                     June 30,       July 1,
                                                       1998           1997
                                                    -----------   -----------
 Cash flows from operating activities:
  Net income (loss)                                 $     3,543   $      (343)
    Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
       Depreciation and amortization                      5,027         5,414
       (Gain) loss on disposition of assets                 (42)          199
       Non-cash net special charges                                     2,431
       Other, net                                           237           309
       Changes in operating assets and liabilities:
         (Increase) decrease in accounts and
             notes receivable                                (4)          707
         (Increase) decrease in inventories                  74           (49)
         Increase in prepaid expenses and other            (505)         (994)
         Increase (decrease) in trade accounts
             payable, other payables, accrued
             expenses and other liabilities               1,715          (802)
                                                    -----------   -----------
        Net cash provided by operating activities        10,045         6,872
                                                    -----------   -----------
Cash flows used in investing activities:
  Purchases of property, plant and equipment             (4,155)       (2,687)
  Expenditures charged to reserve for store
    closings                                               (669)         (664)
  Proceeds from the sale of property, plant
    and equipment                                         1,100            16
  Other, net                                                 14             1
                                                    -----------   -----------
         Net cash used in investing activities           (3,710)       (3,334)
                                                    -----------   -----------
Cash flows used in financing activities:
  Payment of indebtedness                                (2,746)       (2,749)
  Other, net                                                (55)          (15)
                                                    -----------   -----------
         Net cash used in financing activities           (2,801)       (2,764)
                                                    -----------   -----------
  Increase in cash and cash equivalents                   3,534           774

  Cash and cash equivalents at beginning of period        4,516         3,696
                                                    -----------   -----------
  Cash and cash equivalents at end of period        $     8,050   $     4,470
                                                    ===========   ===========
Supplemental disclosure of cash flow information:
  Interest paid, including $2,746 of interest in
   1998 and 1997 classified as payment of
    indebtedness                                    $     2,748   $     2,750
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

     The results of operations for the twenty-six weeks ended June 30, 1998 may not be indicative of the results that may be expected for the fiscal year ending December 29, 1998.

     The following table reconciles the denominators of basic and diluted earnings per share for the periods ended June 30, 1998 and July 1, 1997.

                              Thirteen Weeks Ended    Twenty-six Weeks Ended
                               June 30,    July 1,      June 30,    July 1,
                                 1998       1997          1998       1997
                             ----------  ----------   ----------  ----------
  Weighted average common
    shares outstanding       48,675,601  48,674,525   48,675,384  48,673,138
  Warrants                                  110,257
                             ----------  ----------   ----------  ----------
  Total Shares               48,675,601  48,784,782   48,675,384  48,673,138
                             ==========  ==========   ==========  ==========

     Warrants and options outstanding for the thirteen weeks ended June 30, 1998 and the twenty-six weeks ended June 30, 1998 and July 1, 1997 were not considered in the computation of net income (loss) per common share because their effect is antidilutive.

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income in a full set of general-purpose financial statements. Comprehensive income includes net income and other comprehensive income which is generally comprised of changes in the fair value of available-for-sale marketable securities, foreign currency translation adjustments and adjustments to recognize additional minimum pension liabilities. The Company had an accumulated other comprehensive loss at December 30, 1997 of $2,504,000 consisting entirely of an adjustment to recognize additional minimum pension liability. The Company had no other comprehensive income for the twenty-six weeks ended June 30, 1998 and July 1, 1997.

     The Company is assessing the reporting and disclosure requirements of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires a public business enterprise to report financial and descriptive information about its reportable operating segments. The statement is effective for financial statements for periods beginning after December 31, 1997, but is not required for interim financial statements in the initial year of its application. The Company will adopt the provisions of this statement in its December 29, 1998 consolidated financial statements.


NOTE B:     Income Tax

     During the twenty-six week period ended June 30, 1998, the Company had a net loss for income tax purposes. The resulting tax benefit from the net operating loss has been offset by an increase in the tax valuation allowance.


NOTE C:     Special Charges

     For the quarter ended June 30, 1998, the Company recognized a special charge of $610,000 related to the proxy contest for the election of the Board of Directors.

     For the quarter ended April 1, 1997, the Company recognized net special charges of $2,431,000, including a charge of $1,888,000 for the writedown of assets and adjustments to closed store reserves, a charge of $1,835,000 to recognize the writedown of certain assets in accordance with Statement of Financial Accounting Standards, No. 121, "Accounting for the Impairment of Long-Lived Assets" ("SFAS121"), and a credit of $1,292,000 related to the settlement of a lawsuit previously filed against the Company.


NOTE D:     Contingencies

     The Company, in the ordinary course of business, is a party to various legal actions. In the opinion of management, these actions ultimately will be disposed of in a manner which will not have a material adverse effect upon the Company's financial condition or results of operations.



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Thirteen Weeks Ended June 30, 1998 Compared to Thirteen Weeks Ended July 1,
1997

     Results of operations. Sales for the second fiscal quarter of 1998 were $48.0 million, a decrease of $1.8 million from the same quarter of 1997. Operating income for the second quarter of 1998 was $1.6 million compared to operating income of $1.4 million in the comparable period in the prior year. The operating income of the second quarter of 1998 included a special charge of $610 thousand. The net income for the second quarter of 1998 was $1.5 million compared to net income of $1.3 million in the second quarter of 1997.

     Sales. Restaurant sales in comparable units were 2.33% higher in the second quarter of 1998 than the same quarter of 1997. Sales for the second fiscal quarter were $2.7 million lower than the same period of the prior year due to a decline in the number of units at period end from 110 in 1997 to 101 in 1998. Management anticipates that one or two additional units will close in the second half of 1998. A letter of intent has been executed for the acquisition of a site in Sante Fe, New Mexico for a new unit that would open in the second quarter of 1999. Sales by Dynamic Foods to third parties were $186 thousand lower in the second quarter of 1998 than the second quarter of the prior year, reflecting an effort by management to improve margins by focusing on sales to a smaller number of higher volume accounts.

     Cost of sales. Excluding depreciation, cost of sales was 29.6% of sales for the second quarter of 1998 as compared to 30.1% for the same quarter of 1997. The decrease in the percentage of sales was the result of changes in pricing and menu mix. Produce costs in the current period were significantly higher than the prior year period.

     Selling, general and administrative. Selling, general and administrative ("SG&A") expense was lower in the aggregate by $1.6 million in the second quarter of 1998 as compared to 1997 due primarily to there being fewer units included in the operating results. Other changes in SG&A expense included an increase of $97 thousand in marketing expense and $75 thousand in rent expense.


     Depreciation and amortization. Depreciation and amortization expense was lower by $175 thousand in the second quarter of 1998 due primarily to lower depreciation on property, plant and equipment having been written down in accordance with SFAS121.

     Special charges.   The operating income for the quarter ended June 30,
1998 included a special charge of $610 thousand to reflect the cost of the proxy contest for the election of the Board of Directors.

     Interest expense. Interest expense was $70 thousand in the second quarter of 1998, which was slightly lower than the comparable period in the prior year. In accordance with Statement of Financial Accounting Standards No. 15, the Company's debt that was restructured at January 2, 1996 was recorded at the sum of all future principal and interest payments and there is no recognition of interest expense thereon.


Twenty-six Weeks Ended June 30, 1998 Compared to Twenty-six Weeks Ended July 1, 1997

     Results of operations. Sales for the first twenty-six weeks of 1998 were $94.2 million, a decrease of $2.9 million from the same period of 1997. Operating income for the first twenty-six weeks of 1998 was $3.7 million compared to an operating loss of $209 thousand in the comparable period in the prior year. The operating income for the twenty-six weeks of 1998 included a special charge of $610 thousand, while the prior year period included net special charges of $2.4 million. The net income for the first twenty-six weeks of 1998 was $3.5 million compared to a net loss of $343 thousand in the same period of 1997.

     Sales. Restaurant sales in comparable units were 2.71% higher in the first twenty-six weeks of 1998 than the same period of 1997. Sales for the first twenty-six weeks were $4.9 million lower than the same period of the prior year due to there being nine fewer units included in operating results. Sales by Dynamic Foods to third parties were $343 thousand lower in the first twenty-six weeks of 1998 than the same period of the prior year.

     Cost of sales. Excluding depreciation, cost of sales was 29.5% of sales for the first twenty-six weeks of 1998 as compared to 30.2% for the same period of 1997. The decrease in the percentage of sales was the result of changes in pricing and menu mix. Produce costs in the current period were higher than the prior year period.

     Selling, general and administrative. Selling, general and administrative ("SG&A") expense was lower in the aggregate by $3.0 million in the first twenty-six weeks of 1998 as compared to 1997 due primarily to there being fewer units included in the operating results. Other changes in SG&A expense included an increase in 1998 of $198 thousand in marketing expense and $271 thousand in labor and related benefits and a decrease of $238 thousand in utility expenses.

     Depreciation and amortization. Depreciation and amortization expense was lower by $387 thousand in the first twenty-six weeks of 1998 due primarily to lower depreciation on property, plant and equipment having been written down in accordance with SFAS121.

     Special charges. The operating income for the quarter ended June 30, 1998 included a special charge of $610 thousand to reflect the cost of the proxy contest for the election of the Board of Directors. The loss from operations for the quarter ended April 1, 1997 included net special charges of $2.4 million, which included charges of $1.9 million for the writedown of assets and adjustments to closed store reserves and $1.8 million to recognize the writedown of certain assets in accordance with SFAS121 and a credit of $1.3 million related to the settlement of a lawsuit previously filed against the Company.

     Interest expense. Interest expense was $114 thousand in the first twenty-six weeks of 1998, which was slightly lower than the comparable period in the prior year. In accordance with Statement of Financial Accounting Standards No. 15, the Company's debt that was restructured at January 2, 1996 was recorded at the sum of all future principal and interest payments and there is no recognition of interest expense thereon.



                       LIQUIDITY AND CAPITAL RESOURCES OF
                 FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES


     During the twenty-six weeks ended June 30, 1998, cash provided by operating activities of the Company was $10.0 million compared to $6.9 million in the same period of 1997. The Company made capital expenditures of $4.2 million during the first twenty-six weeks of 1998 compared to $2.7 million during the same period of 1997. Cash and cash equivalents were $8.1 million at

June 30, 1998 compared to $4.5 million at July 1, 1997. The current ratio of the Company was .60:1 at June 30, 1998 compared to .47:1 at July 1, 1997 and
 .48:1 at December 30, 1997.  The Company's total assets at June 30, 1998 aggregated $67.6 million, compared to $70.0 million at July 1, 1997 and $65.8 million at December 30, 1997.

     The improvement in results of operations in the twenty-six weeks ended June 30, 1998 over the comparable period of the prior year reflects the impact of the present marketing program, operating cost controls, as well as milder winter weather in most of the company's markets at the beginning of the current year.

     The Company's restaurants are a cash business. Funds available from cash sales are not needed to finance receivables and are not generally needed immediately to pay for food, supplies and certain other expenses of the restaurants. Therefore, the business and operations of the Company have not historically required proportionately large amounts of working capital, which is generally consistent with similar restaurant companies.

     Total scheduled maturities of long-term debt and interest classified as long-term debt of the Company and its subsidiaries over the next five calendar years are: $2.7 million in the remainder of 1998, $5.5 million in 1999, $5.5 million in 2000 and $55.3 million in 2001.

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

     In 1993, the Partnership entered into an amendment of a master sublease agreement pursuant to which it leased 43 properties from Kmart Corporation ("Kmart"). Pursuant to the amendment and subject to the terms and conditions thereof, two properties were removed from the master sublease, and the aggregate monthly rent for the period January 1, 1997 through and including December 31, 1999 were reduced by 20%. The reductions in rent were subject to termination by Kmart if Kevin E. Lewis ceased to be Chairman of the Board of Directors of the Company. Mr. Lewis was not elected to the Board of Directors, or as Chairman of the Board, at the meeting of stockholders on May 28, 1998, and accordingly, Kmart has notified the Company of its intent to terminate the reductions in rent. The additional rent payments through December 31, 1999 will amount to approximately $1.8 million. The Company accounts for its rental payments under the straight-line method, and the increase in rent through December 31, 1999 will be amortized over the remaining life of the leases, which run through December 31, 2003, December 31, 2007, June 29, 2008 and December 31, 2008. The increase in annual rent expense will be approximately $288 thousand.

                                     PART II

                                OTHER INFORMATION

Item 1.     Legal Proceedings


    (a) The Company filed a declaratory judgement lawsuit in state district court in Lubbock, Texas in which it asks the court to find that the Company is not obligated to make severance payments that have been demanded by Theodore Papit, the former President and CEO of the Company. Mr. Papit submitted his resignation on May 28, 1998, following the election at the Company's annual meeting of shareholders of a slate of directors proposed by Teacher's Insurance and Annuity Association of America (TIAA), the Company's largest shareholder. He subsequently demanded payment of more than $500,000 of severance and other amounts that he claimed were owing to him under a "President and Chief Executive Officer Agreement" dated March 23, 1998. This Agreement was approved by a split vote of the board of directors after TIAA had publicly announced that it might take action affecting the control of the Company. The Company has requested a jury trial and believes that there are a number of grounds that will support the court in granting the requested relief, among them being that the Agreement is void as an interested party transaction that did not receive the necessary approval of independent, disinterested directors, the terms of the Agreement are not fair to the Company and the Agreement was entered into by the Company without the benefit of full disclosure by Mr. Papit and consideration by the board of directors of material information regarding his management of the Company.


    (b) The Company and certain of its subsidiaries, the Cavalcade Pension Plan, the Cavalcade Pension Plan Committee (consisting of Donald Dodson, Kevin Lewis, Alton Smith and Carlene Stewart), Kmart Corporation and its pension plan and Michael Levenson are defendants in a lawsuit brought against them in U.S. District Court in Denver, Colorado by Robert H. Aull ("Plaintiff"), a former employee of the Company and a participant in the Cavalcade Pension Plan. The Plaintiff has requested that the court certify a class of other plaintiffs who are similarly situated and seeks unspecified damages.

            The Plaintiff's allegations (all of which are disputed by the Company) include: (i)that accrued benefits under the Cavalcade Pension Plan have been improperly reduced, (ii) the "freeze" of the Plan on June 30, 1989 was improper, (iii) an insufficient amount of assets was transferred from the Kmart pension plan to the Cavalcade Pension Plan in connection with the acquisition of the Company from Kmart effected by Mr. Levenson and his affiliates, (iv) rent concessions allowed to the Company by Kmart constituted prohibited transactions that have bestowed illegal benefits upon the Company and Mr. Lewis. In July 1998, the court deferred to November 1998 a scheduled hearing on all pending motions in recognition of the expressed desire of the parties to pursue mediation of the dispute with the objective of achieving a settlement of all claims, which is proceeding.

            The Company has been defending this litigation vigorously. Management believes that the Company, its affiliates and the Plan Committee have meritorious defenses to the claims made by the Plaintiff. Management also believes that the Cavalcade Pension Plan is adequately funded to satisfy existing benefit levels and that any increase in benefits that might result from this litigation could be paid by the Plan from Plan assets or from increased future contributions to the Plan in amounts that would not have a material adverse effect on the financial condition or results of operations of the Company. Because of the inherent uncertainty of litigation, management cannot offer assurance that the litigation will be resolved on terms that are favorable to the Company or that will avoid the incurrence of material expense by the Company.

Item 4.     Submission of Matters to a Vote of Security Holders

               The 1998 Annual Meeting of Stockholders was held on May 28,
            1998. At the meeting, stockholders voted to amend the Company's bylaws to reduce the number of directors from nine to seven and on the election of seven directors to serve one-year terms.

               Following is a summary of the tabulation of the vote for the amendment to the Company's bylaws:

                               For        Against
                            ----------   ---------
                            39,021,444     25,000

               Following is a summary of the votes cast for each director nominee:

                     Steve Bartlett               137,412
                     Jacob C. Baum             39,021,319
                     Ben Evans                 39,021,319
                     William C. Hale              137,801
                     Suzanne Hopgood           39,134,427
                     Damien Kovary             39,021,319
                     William J. Nightingale    39,021,319
                     Gilbert C. Osnos          39,021,319
                     Theodore J. Papit            138,071
                     Ross E. Puskar               137,832
                     Kenneth F. Reimer            138,083
                     Delia M. Reyes               137,400
                     Barry W. Ridings          39,021,319
                     Arnold Sheiffer              137,832

Item 6.     Exhibits and Reports on Form 8-K

    (c)     Exhibits

            10.1 Agreement Engaging the Services of Suzanne Hopgood as Interim Manager, effective as of June 1, 1998, between Suzanne Hopgood and Furr's/Bishop's, Incorporated.

            10.2 First Amendment to the 1995 Stock Option Plan of Furr's/Bishop's, Incorporated, effective as of June 18, 1998.

            10.3 Form of Stock Option Agreement pursuant to the 1995 Stock Option Plan of Furr's/Bishop's, Incorporated.

    (b)     Reports on Form 8-K

            A report on Form 8-K was filed on April 30, 1998 with respect to the Incentive Stock Option Agreement between the Company and Theodore J. Papit as of March 23, 1998.

            A report on Form 8-K was filed on June 11, 1998 with respect to the election of five new members of the Board of Directors and the resignation of Theodore J. Papit as President and Chief Executive Officer of the Company.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




      FURR'S/BISHOP'S, INCORPORATED          FURR'S/BISHOP'S, INCORPORATED



BY:  /s/ Suzanne Hopgood                     /s/ Alton R. Smith
     ------------------------------          -----------------------------
     Suzanne Hopgood                         Alton R. Smith
     Chairman of the Board,                  Principal Accounting Officer
     President and Chief Executive Officer



DATE:   August 12, 1998

                                                                  Exhibit 10.1



                       AGREEMENT ENGAGING THE SERVICES OF
                       SUZANNE HOPGOOD AS INTERIM MANAGER



     WHEREAS, Furr's/Bishop's, Incorporated (the "Company") wishes to engage professional management assistance to provide general management of the Company's operating and business affairs.

     NOW, THEREFORE, BE IT RESOLVED that the Company hereby engages Suzanne Hopgood ("Hopgood") for the purpose of managing the Company on an interim basis commencing June 1, 1998 and continuing until the earlier to occur of the selection of a permanent President of the Company or ninety (90) days, provided that if the Company has not selected a permanent President within that time, this Agreement may be renewed on a month-to-month basis thereafter by agreement of the parties. In the case of month-to-month employment, Hopgood shall, if she terminates her employment with the Company, give at least thirty (30) days' notice of her intent to terminate her employment with the Company. Notwithstanding the foregoing, the engagement of Hopgood shall continue at the pleasure of the Board of Directors and may be terminated at any time by resolution of the Board of Directors, and with notice to Hopgood. Hopgood will serve as interim Chief Executive Officer of the Company, with all of the authority of the President and Chief Executive Officer of the Company set forth in the Company's bylaws, subject to the following terms and conditions:

       1. Hopgood shall have full access to all personnel and a relationship with the entire internal organization much like that of the Chief Executive Officer, although the relationship of Hopgood to the Company shall, at all times, be that of an independent contractor.

       2. Hopgood shall review and approve all financial and operating policies, plans and programs and shall participate in any major decision that might have a significant impact on such policies.

       3. Hopgood shall be subject solely to the control of the Board of Directors of the Company. Except for such control, Hopgood shall not be subject to the control of any other person or persons.

       4. Hopgood shall be compensated for her services under this Agreement at the rate of $40,000 per month, plus expenses. Fees and expenses will be billed monthly, and all invoices are due and payable upon receipt. Hopgood agrees to devote an average of three working days per week at the Company's offices or its restaurant facilities performing the services described in this Agreement.

       5. In consideration of Hopgood's undertaking to discharge the responsibilities as set forth above, the Company shall and does, hereby, forever release, remise and discharge, agree to indemnify, pay on demand, and hold harmless, Hopgood, her agents, attorneys, employees, and representatives, from any and all claims, costs, demands, actions, or liabilities, whatsoever, in law or equity, which may result from any act or failure to act in what she, in good faith, believes to be the best interests of the Company, arising out of the performance of the services described in this Agreement. This Agreement will also confirm that Hopgood's existing Indemnity Agreement with the Company will be applicable to all services provided by Hopgood under this Agreement.



Dated: June 1, 1998

                                               FURR'S/BISHOP'S, INCORPORATED


                                               By:   /s/ Barry Ridings
                                               ------------------------------



                                                     /s/ Suzanne Hopgood
                                               ------------------------------
                                                SUZANNE HOPGOOD

                                                                  Exhibit 10.2

                     Amendment to 1995 Stock Option Plan of
                          Furr's/Bishop's Incorporated


     Reference is hereby made to that certain 1995 Stock Option Plan of Furr's/Bishop's, Incorporated, as amended from time to time.

     Pursuant to action of the Board of Directors of the Company on June 18, 1998, Section 23 of the Option Plan is hereby amended and restated in its entirety to read as follows:

     23.     Grants to Non-Employee Directors

             (d) On the first business day following the election by the
                 Shareholders of the Company of each director of the Company who (i) is not then an employee of the Company or any Subsidiary thereof and (ii) has not previously been elected as a director by the Shareholders of the Company, the Company shall grant to such director an Option to purchase one hundred thousand (100,000) shares of Common Stock (a "Non-employee Director Option") (as such shares are denominated as of July 1, 1998). If the election of a director falls on a day on which the Common Stock is not publicly traded, Non-employee Director Options shall instead be deemed granted pursuant to this Section 23 on the next following trading day: The Company shall grant Non-employee Director Options to purchase one hundred thousand (100,000) shares of Common Stock to each director of the Company serving on the effective date of this amendment of Section 23 of the Option Plan. A director who is first elected to the Board by action of the Board will not be entitled to receive a grant of Non-employee Director Options until elected by vote of the Shareholders of the Company.

             (e) The Option Price of Non-employee Director Options will be the
                 Fair Market Value of a share of Common Stock on the date of grant. Non-employee Director Options will vest and become exercisable as to one-third (1/3) of the shares subject to the Non-employee Director Option on the day preceding each of the first, second and third annual meetings of Shareholders at which directors are elected which occur after the date of grant. The Option Term for Non-employee Director Options shall be ten years following the date of grant. Non-employee Director Options are to be Nonqualified Stock Options.

             (f) If, during the Option Term of an unexercised and unexpired
                 Non-employee Director Option, the Grantee ceases to be a voting member of the Board for any reason (other than the Grantee's death or Disability), the portion of the Option which is vested and exercisable on the date such voting status terminates may be exercised until the end of the three-month period following the date the Grantee's voting status terminates (but in no event later than the expiration of the Option Term). Any portion of a Non-employee Director Option that is not vested and exercisable on the date the Grantee's voting status terminates will expire on such date. If the

                 Grantee's voting status terminates by reason of the Grantee's death or Disability, all outstanding unvested Non-employee Director Options held by the Grantee will immediately become vested and may thereafter be exercised, by the director or by the director's estate or by a person who acquires the right to exercise such Options by bequest or inheritance or otherwise by reason of death or Disability of the director, at any time within one-hundred eighty (180) days after the death or Disability of the director (but in no event may a Non-employee Director Option be exercised after the expiration of its Option Term). If a Non-employee Director Option is exercised by the legal representative of a deceased or Disabled director, written notice of exercise must be accompanied by a certified copy of letters testamentary or equivalent proof of the right of the legal representative to exercise such Option.


             (g) Non-employee Director Options will become fully vested and exercisable upon the termination of the Grantee's status as a voting member of the Board at any time within twelve months following the occurrence of a "change of control," unless the Grantee resigns or is removed from office for "cause" by the action, in good faith, of the Board or the Shareholders within such twelve month period.


                 The Grantee's status as a voting member of the Board will be deemed to have been terminated for "cause" if the Grantee is removed from office because of (i) the Grantee's material breach of, or failure to perform, or willful and continual neglect of, the Grantee's duties or obligations as a Director,
                 (ii) the Grantee's conviction of any crime or offense involving (a) moral turpitude, either in connection with the performance of the Grantee's obligations to the Company or its affiliates or that will adversely affect the Grantee's ability to perform such obligations or (b) money or other property of the Company or its affiliates; or (iii) chronic alcoholism or drug addiction.

                 A "change of control" of the Company will be deemed to exist upon the occurrence of any of the following events:

                   (i) The Company is merged, consolidated or reorganized into or with another corporation or other legal person and as a result of such merger, consolidation or reorganization less than 50% of the voting securities of the remaining corporation or legal person or its ultimate parent immediately after such transaction is available to be received by all Shareholders of the Company on a pro rata basis and is actually received in respect of or exchange for voting securities of the Company pursuant to such transaction;

                  (ii) The Company sells all or substantially all of its assets to any other corporation or other legal person and as a result of such sale less than 50% of the combined voting securities of such corporation or legal person or its ultimate parent immediately after such transaction is available to be received by all Shareholders of the Company on a pro rata basis and is actually received in respect of or exchange for voting securities of the Company pursuant to such sale; or

                 (iii) Any person or group (including any "person" or "group" as such terms are used in Section 13 or Section 14 of the Securities Exchange Act of 1934 and the regulations thereunder (the "Exchange Act")), other than a person or group owning at least ten percent (10%) of the common stock of the Company as of June 1, 1998, has become the beneficial owner (as the term "beneficial owner" is defined under the Exchange Act) of voting securities which, when added to any voting securities already owned by such person, would represent in the aggregate 50% or more of the then outstanding voting securities of the Company. "Voting Securities" mean common stock and any other security which carries, or which is at the time of determination convertible into or exercisable to acquire a security that carries, the right to vote upon the election of the Board, with the number of such voting securities to be determined by reference to the number of votes that the holder could cast in the election of directors on a fully converted or exercised basis.

               Notwithstanding any other provisions of this Plan to the contrary, this Section 23 may not be amended more than once every six months, other than to comport with changes in the Code, the Employee Retirement Income Security Act of 1974, as amended, or the rules thereunder.


     IN WITNESS WHEREOF, Furr's/Bishop's, Incorporated has caused this Amendment to the 1995 Stock Option Plan to be executed effective as of June 18, 1998.

                                         FURR'S/BISHOP'S, INCORPORATED


                                         By    /s/ Suzanne Hopgood
                                           --------------------------
                                               Suzanne Hopgood
                                               Chief Executive Officer (Acting)

                                                                  Exhibit 10.3


                       NONQUALIFIED STOCK OPTION AGREEMENT
                             1995 STOCK OPTION PLAN
                        OF FURR'S/BISHOP'S, INCORPORATED

      This STOCK OPTION AGREEMENT (the "Agreement") is made between FURR'S/BISHOP'S, INCORPORATED, a Delaware corporation (the "Company"), and _________________ (the "Director"). The Company considers that its interests will be served by granting the Director an option to purchase shares of common stock of the Company as an inducement for his continued and effective performance of services for the Company. The Board of Directors of the Company (the "Board") has adopted, and the stockholders have approved, the 1995 Stock Option Plan of Furr's/Bishop's Incorporated (the "Plan"), a copy of which is attached hereto and incorporated by reference herein. The Director has been designated as a participant in the Plan.

     IT IS AGREED:

     1. Subject to the terms of the Plan, on June 18, 1998 (the "Date of Grant"), the Company hereby grants to the Director an option (the "Option") to purchase 100,000 shares of the common stock of the Company, $.01 par value per share, at a price of $ 1.00 per share, subject to adjustment as provided in the Plan ("the "Option Price"). The Option is exercisable according to the following schedule:

        (a) On the day after the first anniversary of the Date of Grant, the Option may be exercised with respect to up to 1/3 of the shares subject to the Option;

        (b) after each succeeding anniversary of the Date of Grant, the Option may be exercised with respect to up to an additional 1/3 of the shares subject to the Option, so that after the expiration of the third anniversary of the Date of Grant the Option will have been exercised in full; and

        (c) to the extent not exercised, installments will be cumulative, and may be exercised in whole or in part.

        (d) Non-employee Director Options will become fully vested and exercisable upon the termination of the Director's status as a voting member of the Board at any time within twelve months following the occurrence of a "change of control," unless the Director resigns or is removed from office for "cause" by the action, in good faith, of the Board or the Shareholders within such twelve month period. The Director's status as a voting member of the Board will be deemed to have been terminated for "cause" if the Director is removed from office because of
     (i) the Director's material breach of, or failure to perform, or willful and continual neglect of, the Director's duties or obligations as a Director, (ii) the Director's conviction of any crime or offense involving
     (a) moral turpitude, either in connection with the performance of the Director's obligations to the Company or its affiliates or that will adversely affect the Director's ability to perform such obligations or (b) money or other property of the Company or its affiliates; or (iii) chronic alcoholism or drug addiction.

         A "change of control" of the Company will be deemed to exist upon the occurrence of any of the following events:

        (i) The Company is merged, consolidated or reorganized into or with another corporation or other legal person and as a result of such merger, consolidation or reorganization less than 50% of the voting securities of the remaining corporation or legal person or its ultimate parent immediately after such transaction is available to be received by all Shareholders of the Company on a pro rata basis and is actually received in respect of or exchange for voting securities of the Company pursuant to such transaction;

       (ii) The Company sells all or substantially all of its assets to any other corporation or other legal person and as a result of such sale less than 50% of the combined voting securities of such corporation or legal person or its ultimate parent immediately after such transaction is available to be received by all Shareholders of the Company on a pro rata basis and is actually received in respect of or exchange for voting securities of the Company pursuant to such sale; or

      (iii) Any person or group (including any "person" or "group" as such terms are used in Section 13 or Section 14 of the Securities Exchange Act of 1934 and the regulations thereunder (the "Exchange Act")), other than a person or group owning at least ten percent (10%) of the common stock of the Company as of July 1, 1998, has become the beneficial owner (as the term "beneficial owner" is defined under the Exchange Act) of voting securities which, when added to any voting securities already owned by such person, would represent in the aggregate 50% or more of the then outstanding voting securities of the Company. "Voting securities" means common stock and any other security which carries, or which is at the time of determination convertible into or exercisable to acquire a security that carries, the right to vote upon the election of the Board, with the number of such voting securities to be determined by reference to the number of votes that the holder could cast in the election of directors on a fully converted or exercised basis.

     2. The Option granted to the Director under this Agreement will not be transferable or assignable by the Director other than by will or the laws of descent and distribution, and will be exercisable during the Director's lifetime only by him.

     3. The Option, to the extent such rights will not previously have been exercised, will terminate and become null and void on the earliest of:

        (a) the last day within the ten year period commencing on the Date of Grant (the "Expiration Date");

        (b) the date that is 30 days after the date of termination of the Director's service as a director of the Company for any reason other than death or disability, as defined in the plan ("Disability");

        (c) the date that is 180 days after the date of the termination of the Director's service as a Director of the Company because of death or Disability.

     In the event of the termination of the Director's service as Director of the Company for any reason prior to the Expiration Date, the Option will not continue to vest after such termination. Upon the death of the Director, his executors, administrators or any person or persons to whom his Option may be transferred by will or by the laws of descent and distribution, will have the right to exercise the Option with respect to the number of shares that the Director would have been entitled to exercise if he were still alive.

     4. This Agreement may not be changed or terminated orally but only by an agreement in writing signed by the party against whom enforcement of any such change or termination is sought.

     5. The Company will not be deemed by the grant of the Option (as distinguished from a separate employment agreement, if any) to be required to continue the Director's service or to nominate the Director for election.

     6. The Director will not have any rights as a stockholder with respect to any shares covered by the Option until the date of the issuance of the stock certificate or certificates to him for such shares following his exercise of the Option pursuant to its terms and conditions and payment for the shares. No adjustment will be made for dividends or other rights for which the record date is prior to the date such certificate or certificates are issued.

     7. The Director consents to the placing on the certificate for any shares covered by the Option of an appropriate legend restricting resale or other transfer of such shares except in accordance with the Securities Act of 1933 and all applicable rules thereunder.

     8. In the event of any difference of opinion concerning the meaning or effect of the Plan or this Agreement, such difference will be resolved by the committee referred to in the Plan.

     9. The validity, construction and performance of this agreement will be governed by the laws of the State of Delaware. Any invalidity of any provision of this Agreement will not affect the validity of any other provision.

     10. All offers, notices, demands, requests, acceptances or other communications hereunder will be in writing and will be deemed to have been duly made or given if mailed by registered or certified mail, return receipt requested. Any such notice mailed to the Company must be addressed to its principal office, and any notice mailed to the Director must be addressed to the Director's residence address as it appears on the books and records of the Company or to such other address as either party may hereafter designate in writing to the other.

     11. This Agreement will, except as herein stated to the contrary, inure to the benefit of and bind the legal representatives, successors and assigns of the parties hereto.

     12. This Option is a nonqualified stock option and is not intended to be governed by section 422 of the Internal Revenue Code of 1986, as amended.

     13. In accepting this Option, the Director accepts and agrees to be bound by all the terms and conditions of the Plan that pertain to nonqualified stock options granted under the Plan.

     IN WITNESS WHEREOF, this Agreement has been duly executed and delivered to be effective as of the day and year first above written.

                                      FURR'S/BISHOP'S, INCORPORATED

                                      By:
                                         --------------------------
                                         Barry W. Ridings
                                         Chairman, Compensation Committee


                                      By:
                                         --------------------------
                                         Director