Form 10-Q
period 1998-09-29
FURRS BISHOPS INC
filed 1998-11-12
CIK 872548

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 29, 1998

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


     As of November 10, 1998 there were 48,676,152 shares of Common Stock outstanding.









                                  Page 1 of 17
                        Exhibit Index Located on Page 16

                          FURR'S/BISHOP'S, INCORPORATED


                                      INDEX


PART I.     FINANCIAL INFORMATION                                      PAGE


   Item 1.  Financial Statements
            Condensed Consolidated Balance Sheets -
            September 29, 1998(Unaudited) and December 30, 1997           3

            Unaudited Condensed Consolidated Statements
            Of Operations - For the thirteen weeks
            ended September 29, 1998 and September 30, 1997               5

            Unaudited Condensed Consolidated Statements
            of Operations - For the thirty-nine weeks
            ended September 29, 1998 and September 30, 1997               6

            Unaudited Condensed Consolidated Statement
            of Stockholders' Deficit - For the thirty-nine weeks
            ended September 29, 1998                                      7

            Unaudited Condensed Consolidated Statements
            of Cash Flows - For the thirty-nine weeks
            ended September 29, 1998 and September 30, 1997               8

            Notes to Unaudited Condensed Consolidated
            Financial Statements                                          9


   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          11


PART II.    OTHER INFORMATION                                            15

SIGNATURES



                 FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except par value amounts)

                                                    September 29,  December 30,
                                                        1998          1997
                                                     -----------   -----------
                                                     (Unaudited)
Assets

Current assets:
     Cash and cash equivalents                       $    11,056    $    4,516
     Accounts and notes receivable, net                      750           882
     Inventories                                           6,735         6,038
     Prepaid expenses and other                              986         1,122
                                                     -----------   -----------
          Total current assets                            19,527        12,558

Property, plant and equipment, net                        50,078        52,784
Other assets                                                 448           459
                                                     -----------   -----------
                                                     $    70,053   $    65,801
                                                     ===========   ===========



























See accompanying notes to unaudited condensed consolidated financial statements.

                                                  (Continued on following page)



                 FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                (dollars in thousands, except par value amounts)

                                                    September 29,  December 30,
                                                        1998          1997
                                                     -----------   -----------
                                                     (Unaudited)
Liabilities and Stockholders' Deficit

Current liabilities:
     Current maturities of long-term debt            $     5,493   $     5,493
     Trade accounts payable                                4,536         4,287
     Other payables and accrued expenses                  17,251        15,126
     Reserve for store closings - current                    809         1,344
                                                     -----------   -----------

          Total current liabilities                       28,089        26,250

Reserve for store closings, net of current portion         3,066         3,331
Long-term debt, net of current portion                    63,459        66,205
Other payables                                             7,533         7,276
Excess of future lease payments over fair value,
     net of amortization                                   2,457         2,837

Contingencies

Stockholders' deficit:
     Preferred stock, $.01 par value; 5,000,000
          shares authorized, none issued
     Common stock, $.01 par value; 65,000,000
          shares authorized, 48,676,152 and
          48,675,168 issued and outstanding
          in 1998 and 1997, respectively                     487           487
     Additional paid-in capital                           55,871        55,870
     Accumulated other comprehensive income               (2,504)       (2,504)
     Accumulated deficit                                 (88,405)      (93,951)
                                                     -----------   -----------
          Total stockholders' deficit                    (34,551)      (40,098)
                                                     -----------   -----------

                                                      $   70,053   $    65,801
                                                     ===========   ===========









See accompanying notes to unaudited condensed consolidated financial statements.


                 FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)

                                                     Thirteen weeks ended
                                                  ---------------------------
                                                  September 29, September 30,
                                                      1998          1997
                                                   -----------   -----------
Sales                                              $    48,011   $    49,376

Costs and expenses:
     Cost of sales (excluding depreciation)             14,152        14,851
     Selling, general and administrative                29,251        30,233
     Depreciation and amortization                       2,543         2,821
     Net special charges                                               7,560
                                                   -----------   -----------
                                                        45,946        55,465
                                                   -----------   -----------
Operating income (loss)                                  2,065        (6,089)

Interest expense                                            62            78
                                                   -----------   -----------
Net income (loss)                                  $     2,003   $    (6,167)
                                                   ===========   ===========

Weighted average number of shares
     of common stock outstanding:
     Basic                                          48,676,152    48,675,095
                                                   ===========   ===========
     Diluted                                        48,766,096    48,675,095
                                                   ===========   ===========

Net income (loss) per share:
     Basic                                         $      0.04   $     (0.13)
                                                   ===========   ===========
     Diluted                                       $      0.04   $     (0.13)
                                                   ===========   ===========















See accompanying notes to unaudited condensed consolidated financial statements.


                 FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)

                                                    Thirty-nine weeks ended
                                                  ---------------------------
                                                  September 29, September 30,
                                                      1998          1997
                                                   -----------   -----------
Sales                                              $   142,255   $   146,516

Costs and expenses:
     Cost of sales (excluding depreciation)             41,918        44,195
     Selling, general and administrative                86,435        90,393
     Depreciation and amortization                       7,570         8,235
     Net special charges                                   610         9,991
                                                   -----------   -----------
                                                       136,533       152,814
                                                   -----------   -----------
Operating income (loss)                                  5,722        (6,298)

Interest expense                                           176           212
                                                   -----------   -----------
Net income (loss)                                  $     5,546   $    (6,510)
                                                   ===========   ===========

Weighted average number of shares
     of common stock outstanding:
     Basic                                          48,676,152    48,673,790
                                                   ===========   ===========
     Diluted                                        48,748,768    48,673,790
                                                   ===========   ===========

Net income (loss) per share:
     Basic                                         $      0.11   $     (0.13)
                                                   ===========   ===========
     Diluted                                       $      0.11   $     (0.13)
                                                   ===========   ===========















See accompanying notes to unaudited condensed consolidated financial statements.


                 FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
               FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 1998
                             (dollars in thousands)


                                        Accumulated
                             Additional   Other                     Total
                      Common  Paid-In  Comprehensive Accumulated Stockholders'
                      Stock   Capital     Income       Deficit      Deficit
                      ------ ---------- ------------ ----------- ------------
Balance at
 December 30, 1997    $  487 $   55,870 $    (2,504) $  (93,951) $   (40,098)

Warrants exercised                    1                                    1

Net income                                                5,546        5,546
                      ------ ---------- ------------ ----------- ------------
Balance at
 September 29, 1998   $  487 $   55,871 $    (2,504) $  (88,405) $   (34,551)
                      ====== ========== ============ =========== ============
































See accompanying notes to unaudited condensed consolidated financial statements.

                 FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                                     Thirty-nine weeks ended
                                                    -------------------------
                                                   September 29, September 30,
                                                       1998          1997
                                                    -----------   -----------
Cash flows from operating activities:
  Net income (loss)                                 $     5,546   $    (6,510)
    Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
       Depreciation and amortization                      7,570         8,235
       (Gain) loss on disposition of assets                 (46)          223
       Non-cash net special charges                                     5,191
       Other, net                                           300           393
       Changes in operating assets and liabilities:
         Decrease in accounts and notes receivable          132           316
         Increase in inventories                           (697)         (545)
         Increase (decrease) in prepaid expenses
             and other                                      136          (877)
         Increase in trade accounts payable, other
             payables, accrued expenses and other
             liabilities                                  2,374         3,118
                                                    -----------   -----------
        Net cash provided by operating activities        15,315         9,544
                                                    -----------   -----------
Cash flows used in investing activities:
  Purchases of property, plant and equipment             (6,269)       (4,032)
  Expenditures charged to reserve for store
     closings                                            (1,045)         (816)
  Proceeds from the sale of property, plant
     and equipment                                        1,106           154
  Other, net                                                 15             8
                                                    -----------   -----------
         Net cash used in investing activities           (6,193)       (4,686)
                                                    -----------   -----------
Cash flows used in financing activities:
  Payment of indebtedness                                (2,746)       (5,493)
  Other, net                                                164           (34)
                                                    -----------   -----------
         Net cash used in financing activities           (2,582)       (5,527)
                                                    -----------   -----------
  Increase (decrease) in cash and cash equivalents        6,540          (669)

  Cash and cash equivalents at beginning of period        4,516         3,696
                                                    -----------   -----------
  Cash and cash equivalents at end of period        $    11,056   $     3,027
                                                    ===========   ===========
Supplemental disclosure of cash flow information:
  Interest paid, including $2,746 and $5,493
   of interest in 1998 and 1997 classified as
    payment of indebtedness                         $     2,850   $     5,499
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

     The results of operations for the thirty-nine weeks ended September 29, 1998 may not be indicative of the results that may be expected for the fiscal year ending December 29, 1998.

     The following table reconciles the denominators of basic and diluted earnings per share for the periods ended September 29, 1998 and September 30, 1997.

                           Thirteen Weeks Ended       Thirty-nine Weeks Ended
                         -------------------------   -------------------------
                        September 29, September 30, September 29, September 30,
                            1998          1997          1998          1997
                         -----------   -----------   -----------   -----------
Weighted average common
  shares outstanding      48,676,152    48,675,095    48,676,152    48,673,790
Options                       89,944             0        72,616             0
Warrants                           0             0             0             0
                         -----------   -----------   -----------   -----------
Total Shares              48,766,096    48,675,095    48,748,768    48,673,790
                         ===========   ===========   ===========   ===========

     Options outstanding for the thirteen and thirty-nine weeks ended September 30, 1997 and warrants outstanding for each of the periods were not considered in the computation of net income (loss) per common share because their effect is antidilutive.

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income in a full set of general-purpose financial statements. Comprehensive income includes net income and other comprehensive income which is generally comprised of changes in the fair value of available-for-sale marketable securities, foreign currency translation adjustments and adjustments to recognize additional minimum pension liabilities. The Company had an accumulated other comprehensive loss at December 30, 1997 of $2,504,000 consisting entirely of an adjustment to recognize additional minimum pension liability. The Company had no other comprehensive income for the thirty-nine weeks ended September 29, 1998 and September 30, 1997.

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


NOTE B:     Income Tax

     During the thirty-nine week period ended September 29, 1998, the Company had a net loss for income tax purposes. The resulting tax benefit from the net operating loss has been offset by an increase in the tax valuation allowance.


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

     The loss from operations for the quarter ended September 30, 1997 includes special charges of $7,560,000, which includes a charge of $4,800,000 for the liability for the indemnification of litigation settlement costs and reasonable expenses related to a suit filed by Michael J. Levenson, $1,563,000 for the writedown of assets and adjustments to closed store reserves of units previously closed and for two units to be closed, and $1,197,000 to recognize the writedown of certain assets.


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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Thirteen Weeks Ended September 29, 1998 Compared to Thirteen Weeks Ended September 30, 1997

     Results of operations. Sales for the third fiscal quarter of 1998 were $48.0 million, a decrease of $1.4 million from the same quarter of 1997. Operating income for the third quarter of 1998 was $2.1 million compared to an operating loss of $6.1 million in the comparable period in the prior year. The operating loss of the third quarter of 1997 included a special charge of $7.6 million. The net income for the third quarter of 1998 was $2.0 million compared to a net loss of $6.2 million in the third quarter of 1997.

     Sales. Restaurant sales in comparable units were 2.69% higher in the third quarter of 1998 than the same quarter of 1997. Sales for the third fiscal quarter were $2.4 million lower than the same period of the prior year due to a decline in the number of units at period end from 110 in 1997 to 101 in 1998. Management anticipates that one or two additional units will close in the last quarter of 1998. Sales by Dynamic Foods to third parties were $198 thousand lower in the third quarter of 1998 than the third quarter of the prior year, reflecting an effort by management to improve margins by focusing on sales to a smaller number of higher volume accounts.

     Cost of sales. Excluding depreciation, cost of sales was 29.5% of sales for the third quarter of 1998 as compared to 30.1% for the same quarter of 1997. The decrease in the percentage of sales was the result of changes in pricing and menu mix. Produce costs in the current period were significantly higher than the prior year period.

     Selling, general and administrative. Selling, general and administrative ("SG&A") expense was lower in the aggregate by $982 thousand in the third quarter of 1998 as compared to 1997 due primarily to there being fewer units included in the operating results. Other changes in SG&A expense included an increase of $95 thousand in marketing expense and $304 thousand in outside professional fees that was partially offset by a decrease in salaries.

     Depreciation and amortization. Depreciation and amortization expense was lower by $278 thousand in the third quarter of 1998 due primarily to lower depreciation on property, plant and equipment having been written down in accordance with SFAS121.

     Special charges.   The operating loss for the quarter ended September 30,
1997 included special charges of $7.6 million, including $4.8 million for the liability for the indemnification of litigation settlement costs and reasonable expenses related to a lawsuit, $1.6 million for the writedown of assets and adjustments to closed store reserves and $1.2 million to recognize the writedown of certain assets.

     Interest expense. Interest expense was $62 thousand in the third quarter of 1998, which was slightly lower than the comparable period in the prior year. In accordance with Statement of Financial Accounting Standards No. 15, the Company's debt that was restructured at January 2, 1996 was recorded at the sum of all future principal and interest payments and there is no recognition of interest expense thereon.

Thirty-nine Weeks Ended September 29, 1998 Compared to Thirty-nine Weeks Ended September 30, 1997

     Results of operations. Sales for the first thirty-nine weeks of 1998 were $142.3 million, a decrease of $4.3 million from the same period of 1997. Operating income for the first thirty-nine weeks of 1998 was $5.7 million compared to an operating loss of $6.3 million in the comparable period in the prior year. The operating income for the thirty-nine weeks of 1998 included a special charge of $610 thousand, while the prior year period included net special charges of $10.0 million. The net income for the first thirty-nine weeks of 1998 was $5.5 million compared to a net loss of $6.5 million in the same period of 1997.

     Sales. Restaurant sales in comparable units were 2.51% higher in the first thirty-nine weeks of 1998 than the same period of 1997. Sales for the first thirty-nine weeks were $7.3 million lower than the same period of the prior year due to there being nine fewer units included in operating results. Sales by Dynamic Foods to third parties were $540 thousand lower in the first thirty-nine weeks of 1998 than the same period of the prior year.

     Cost of sales. Excluding depreciation, cost of sales was 29.5% of sales for the first thirty-nine weeks of 1998 as compared to 30.2% for the same period of 1997. The decrease in the percentage of sales was the result of changes in pricing and menu mix. Produce costs in the current period were higher than the prior year period.

     Selling, general and administrative. Selling, general and administrative ("SG&A") expense was lower in the aggregate by $4.0 million in the first thirty-nine weeks of 1998 as compared to 1997 due primarily to there being fewer units included in the operating results. Other changes in SG&A expense included an increase in 1998 of $375 thousand in outside professional fees that was partially offset by a decrease in salaries, $286 thousand in marketing expense and $244 thousand in labor and related benefits and a decrease of $248 thousand in utility expenses.

     Depreciation and amortization. Depreciation and amortization expense was lower by $665 thousand in the first thirty-nine weeks of 1998 due primarily to lower depreciation on property, plant and equipment having been written down in accordance with SFAS121.

     Special charges. The operating income for the thirty-nine weeks ended September 29, 1998 included a special charge of $610 thousand to reflect the cost of the proxy contest for the election of the Board of Directors during the second quarter. The loss from operations for the thirty-nine weeks ended September 30, 1997 included net special charges of $10.0 million, which included charges of $4.8 million for the liability for the indemnification of litigation settlement costs and reasonable expenses related to a lawsuit, charges of $3.5 million for the writedown of assets and adjustments to closed store reserves, charges of $3.0 million for the writedown of certain assets and a credit of $1.3 million related to the settlement of a lawsuit previously filed against the Company.

     Interest expense. Interest expense was $176 thousand in the first thirty-nine weeks of 1998, which was slightly lower than the comparable period in the prior year. In accordance with Statement of Financial Accounting Standards No. 15, the Company's debt that was restructured at January 2, 1996 was recorded at the sum of all future principal and interest payments and there is no recognition of interest expense thereon.

                       LIQUIDITY AND CAPITAL RESOURCES OF
                 FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES


     During the thirty-nine weeks ended September 29, 1998, cash provided by operating activities of the Company was $15.3 million compared to $9.5 million in the same period of 1997. The Company made capital expenditures of $6.3 million during the first thirty-nine weeks of 1998 compared to $4.0 million during the same period of 1997. Most of the increase over the prior year related to the remodels of eight cafeterias. Cash and cash equivalents were $11.1 million at September 29, 1998 compared to $3.0 million at September 30, 1997. The current ratio of the Company was .70:1 at September 29, 1998 compared to .38:1 at September 30, 1997 and .48:1 at December 30, 1997. The Company's total assets at September 29, 1998 aggregated $70.1 million, compared to $66.0 million at September 30, 1997 and $65.8 million at December 30, 1997.

     The improvement in results of operations in the thirty-nine weeks ended September 29, 1998 over the comparable period of the prior year reflects the impact of the present marketing program, operating cost controls and store renovations.

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

     The Company and its subsidiaries have significant annual interest payment obligations under the $66.4 million of 12% Notes due December 31, 2001, which includes $20.6 million of interest to maturity. The semi-annual interest payments of $2.7 million on the 12% Notes are due on each March 31 and September 30 and are not reflected as expense on the Company's statement of operations, because of the manner in which that obligation was created in the 1995 restructuring. Instead, the entire amount of future interest payments is reflected as part of the balance of the 12% Notes on the Company's balance sheet. The obligations under the 12% Notes are secured by a security interest in and a lien on all of the personal property of the Partnership and mortgages on all fee and leasehold properties of the Partnership (to the extent such properties are mortgageable). If the 12% Notes were to be settled for an amount less than the carrying value on the Company's balance sheet, the Company would report an extraordinary gain on its statement of operations. If the 12% Notes were settled with proceeds from new indebtedness, interest on the new indebtedness would be charged as expense on the Company's statement of operations.

     The Partnership has outstanding $2.5 million of 10.5% Notes due December 31, 2001. A semi-annual cash interest payment of approximately $134 thousand is due on each June 30 and December 31.

     In 1993, the Partnership entered into an amendment of a master sublease agreement pursuant to which it leased 43 properties from Kmart Corporation ("Kmart"). Pursuant to the amendment and subject to the terms and conditions thereof, two properties were removed from the master sublease, and the aggregate monthly rent for the period January 1, 1997 through and including December 31, 1999 was reduced by 20%. The reductions in rent were subject to termination by Kmart if Kevin E. Lewis ceased to be Chairman of the Board of Directors of the Company. Mr. Lewis was not elected to the Board of Directors, or as Chairman of the Board, at the meeting of stockholders on May 28, 1998 and Kmart increased the rent, which is currently being paid under protest. The additional rent payments through December 31, 1999 will amount to approximately $1.8 million. The Company accounts for its rental payments under the straight-line method, and the increase in rent through December 31, 1999 will be amortized over the remaining life of the leases, which run through December 31, 2003, December 31, 2007, June 29, 2008 and December 31, 2008. The increase in annual rent expense will be approximately $288 thousand.

Year 2000 Readiness Disclosure

     Some computers, software, and other equipment include computer code in which calendar year data is abbreviated to only two digits. As a result, some of these systems will not operate correctly after 1999 because they may interpret "00" to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches, and are commonly referred to as the "Year 2000 Problem."

     The Company believes that it has identified all significant digital systems and applications that will require modification to ensure Year 2000 compliance. The Company has commenced the process of modifying, upgrading and replacing any digital systems that have been assessed as adversely affected, and estimates that its compliance activities will be substantially completed no later than the first quarter of 1999. The Company estimates that the total costs of this effort during the 1998 and 1999 fiscal years will be less than $500,000, which is being funded through operating cash flows. These estimates are based on management's assumptions regarding future events, including the continued availability of necessary resources and the effectiveness of hardware and software solutions provided by third parties and by the Company's information technology staff.

     The Year 2000 Problem may also affect parties who provide critical goods and services to the Company, for example banks, credit card companies, utility providers and suppliers of raw and processed foodstuffs to the Company's restaurants and its Dynamic Foods operation. The Company is evaluating the extent to which the Company's operations are vulnerable to Year 2000 problems of its material vendors and is seeking assurance of their Year 2000 compliance status. Management believes that the Company's reliance upon large volumes of independent consumer transactions at 100 restaurant locations, operation of its own trucking fleet and utilization of the Dynamic Foods division to provide the majority of its food products limit some aspects of the Company's Year 2000 exposure. However, the Company's ability to assure Year 2000 compliance by many critical vendors is very limited. Year 2000 failures by one or more of these vendors could disrupt materially the ability of the Company to operate.

    The Company is in the process of preparing contingency plans to address the possibility of significant performance failures by its material vendors, which will include an analysis of advisable cash and inventory levels and identification of alternative suppliers of critical goods and services. These plans are expected to be completed by June 30, 1999. There is no assurance that the Company can adequately plan for contingencies that may be associated with Year 2000 failures by these third parties, or that alternative suppliers will be available and themselves unaffected by Year 2000 Problems. In particular, management is not able to predict with any assurance the effect of Year 2000 Problems in the food product industry or among the suppliers of utilities such as electricity, water and telecommunications to the Company, and specifically to its Dynamic Foods operation. An interruption of the operation of Dynamic Foods may require the Company to close its restaurants until service can be resumed.

     The discussion of the Company's efforts, and management's expectations, relating to Year 2000 compliance includes certain statements that may constitute "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995). Words such as "anticipate," "estimate," "project" and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including without limitation those discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations." Should one or more of these risks materialize, or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated, estimated or projected. Prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company assumes no obligation to update any such forward-looking statements.



                                     PART II

                                OTHER INFORMATION


Item 1.     Legal Proceeding

      (a) The Company filed a declaratory judgment lawsuit in State District Court in Lubbock, Texas, in which it asks the Court to find that the Company is not obligated to make severance payments that have been demanded by Theodore Papit, the former President and CEO of the Company. Mr. Papit submitted his resignation on May 28, 1998, following the election at the Company's annual meeting of shareholders of a slate of directors proposed by Teacher's Insurance and Annuity Association of America ("TIAA"), the Company's largest shareholder at that time. He subsequently demanded payment of more than $500,000 of severance and other amounts that he claimed were owing to him under a "President and Chief Executive Officer Agreement" dated March 23, 1998. This Agreement was approved by a split vote of the Board of Directors after TIAA had publicly announced that it might take action affecting the control of the Company. The Company has requested a jury trial and believes that there are a number of grounds that will support the Court in granting the requested relief, among them being that the Agreement is void as an interested party transaction that did not receive the necessary approval of independent, disinterested directors, the terms of the Agreement are not fair to the Company and the Agreement was entered into by the Company without the benefit of full disclosure by Mr. Papit and consideration by the Board of Directors of material information regarding his management of the Company.

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

            The Plaintiff's allegations (all of which are disputed by the Company) include: (i) that accrued benefits under the Cavalcade Pension Plan have been improperly reduced, (ii) the "freeze" of the Plan on June 30, 1989 was improper, (iii) an insufficient amount of assets was transferred from the Kmart Pension Plan to the Cavalcade Pension Plan in connection with the acquisition of the Company from Kmart effected by Mr. Levenson and his affiliates, (iv) rent concessions allowed to the Company by Kmart constituted prohibited transactions that have bestowed illegal benefits upon the Company and Mr. Lewis. The Court has deferred to February 1999 a scheduled hearing on all pending motions in recognition of the expressed desire of the parties to pursue mediation of the dispute with the objective of achieving a settlement of all claims, which is proceeding.

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

Item 6.     Exhibits and Reports on Form 8-K

      (a)   Risk Factors - Exhibit 99.1

      (b)   Reports on Form 8-K

            A report on Form 8-K was filed on October 2, 1998 with respect to the appointment of Phillip Ratner as President and Chief Executive Officer of the Company and the related Employment Agreement, the Indemnification Agreement and the Nonqualified Stock Option Agreement between the company and Mr. Ratner as of September 27, 1998.

            The Board of Directors of the Company increased the size of the board by one and elected Mr. Ratner to fill the newly created opening.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




     FURR'S/BISHOP'S, INCORPORATED           FURR'S/BISHOP'S, INCORPORATED






BY:  /s/Phillip Ratner                       /s/ Alton R. Smith
     ------------------------------          -----------------------------
     Phillip Ratner                          Alton R. Smith
     President and Chief Executive Officer   Principal Accounting Officer


DATE:   November 11, 1998

                                                                  Exhibit 99.1

                                  RISK FACTORS

     Prospective investors should carefully consider, among other things, the significant factors described below which are associated with Furr's/Bishop's, Incorporated (together with its subsidiaries, the "Company") before making an investment in any security of the Company.

Capital Expenditures, Access to Capital

     The Company has had limited funds in recent years to apply to capital maintenance of many of its restaurants, and many of its restaurants have not been recently updated. In 1997 the Company began implementing a plan to remodel certain of its stores in designated markets, which has resulted in generally positive effects on individual store revenues where the remodeling has been completed. The results of the remodeling program to date suggest that it would be beneficial for the Company to implement the remodeling program more broadly. Management is also considering opening new restaurants in selected markets to replace units closed due to lease terminations and to build on the Company's name identification and marketing as well as to enhance operating efficiencies in those markets. Substantial capital expenditures will be required to meet the requirements of capital maintenance and to implement these plans. Management believes that the proposed capital expenditure program is necessary to enable the Company and its subsidiaries to maintain or improve customer counts, increase revenues and improve profitability.

     The Company, through its subsidiary Cafeteria Operators, L.P. (together with its subsidiaries, the "Partnership"), will be required to make significant payments with respect to its debt, and the Company will be required to make significant payments with respect to obligations incurred in connection with the settlement of litigation in prior periods. These payments will limit the Company's ability to make future capital expenditures. The Company does not presently have access to sufficient capital to satisfy all of the needs that have been identified. In response, management is preparing a more detailed capital plan and plans to seek additional capital in 1999, including a potential refinancing of the Partnership's 12% Senior Secured Notes due December 31, 2001 (the "12% Notes"). There is no assurance that the Company will be able to obtain capital from sources outside the Company in amounts or at a cost that will allow the Company to meet the capital needs identified above or to refinance the 12% Notes. In the meantime, a capital plan is being prepared to address some of the Company's most pressing needs within the limits of the Company's anticipated cash flow for 1998 and 1999.

     The Company's ability to implement these plans will be impaired if the Company experiences any unexpected cash requirements or a decline in operating cash flow to devote to these projects. The Company's ability to incur additional debt to fund capital requirements or for other purposes is limited by the terms of the Indenture governing the Partnership's 12% Notes (the "Indenture"), which generally limit the Company to a $5 million revolving line (which has not been implemented to date), purchase money debt and leasing as sources of additional funding. Management believes that the Company is likely to continue to experience impaired access to capital due to its recent losses, the restructuring of its debt in 1995 and the absence of an active trading market for its debt and equity securities. Management believes that the Company can operate at levels comparable to recent periods while relying on internal cash flow to fund capital requirements if recent results continue and no unexpected contingencies arise. The Company's prospects for improved operating results will depend on the availability of outside sources of capital. If the Company's near and long-term capital needs cannot be met, the Company's results of operations, cash flows and financial condition will be materially adversely affected.

Leverage

     As of September 29, 1998, the Partnership had outstanding $66.4 million of the 12% Notes, which includes approximately $20.6 million of interest accrued through maturity, and the Company had total indebtedness of approximately $69.0 million. At such date, the Company's total assets were approximately $70.1 million.

     In addition to certain customary affirmative covenants, the Indenture contains covenants that, among other things, restrict the ability of the Company and each of its subsidiaries, subject to certain exceptions contained therein, to incur debt, make distributions to the Company or transfer assets. The restrictions may limit the ability of the Company to expand its business and take other actions that the Company considers to be in its best interest.

     The Company and its subsidiaries presently have significant annual interest expense payment obligations under outstanding debt instruments. The interest payments on the 12% Notes are not reflected as an expense on the Company's statement of operations because of the manner in which that obligation was created in the 1995 restructuring. Instead, the entire amount of future interest payments is reflected as part of the balance of the 12% Notes on the Company's balance sheet. If the 12% Notes were to be settled for an amount less than their carrying value on the Company's balance sheet, the Company would report an extraordinary gain on its statement of operations. Thereafter, if the 12% Notes were settled with proceeds from new indebtedness, interest on the new indebtedness would be charged as an expense on the Company's statement of operations. See the footnotes to the Company's audited financial statements included in the 1997 Form 10K.

     The ability of the Company and its subsidiaries to satisfy their respective obligations is dependent upon their future performance, which will be subject to financial, business and other risk factors affecting the business and operations of the Company, including risk factors beyond the control of the Company and its subsidiaries, such as prevailing economic conditions. The Company is presently in compliance with the terms of the Indenture and its other debt obligations, but there is no assurance that the Company will be able to maintain compliance with such terms, refinance its existing debt or that any additional financing will be obtainable in order to pursue the Company's plans.

Ownership of the Company, Recent Management Changes

     As a result of the comprehensive restructuring of the Company completed in 1995 and subsequent sales of its common stock, par value $.01 per share (the "Common Stock") by certain security holders and purchases by other investors, approximately 86% of the outstanding Common Stock is owned by seven investors who have made filings with the Securities and Exchange Commission under Section 13 of the Securities Exchange Act of 1934, as amended. Management believes these holders intend to vote separately upon all matters submitted to a vote of security holders of the Company. To the Company's knowledge, there are no agreements, arrangements or understandings among any of these security holders concerning the voting or disposition of any of their Common Stock or any other matter regarding the Company or which might be the subject of a vote of the

Company's stockholders. Also, no security holder (or affiliated group of security holders) is a beneficial owner of more than 25% of the Common Stock; accordingly, no single security holder or affiliated group could itself approve any matter regarding the Company or which might be the subject of a vote of the Company's stockholders.

     In March 1998, Teacher's Insurance and Annuity Association of America ("TIAA"), the Company's largest single shareholder at that time, filed a
Schedule 13D indicating, among other things, that TIAA might take action to influence the composition of the Company's Board of Directors. In April 1998, TIAA proposed that the present members of the Board of Directors be elected as the Board of Directors at the Company's Annual Meeting of Stockholders in opposition to a slate of directors nominated by the nominating committee of the Board of Directors serving at that time. The directors nominated by TIAA were elected by a vote of more than 95% of the shares present and entitled to vote at the Annual Meeting. None of such directors, however, is affiliated with TIAA and, to the Company's knowledge, there is no agreement, understanding or arrangement among any security holders or any such director concerning any matter regarding the governance of the Company. In July 1998 TIAA withdrew its
Schedule 13D, which was replaced by a Schedule 13G.

     The President and CEO of the Company at the time of the May 1998 Annual Meeting of Stockholders resigned immediately following the election of the current Board of Directors at that meeting. The former President and CEO had been hired by the Company in March 1997 and had announced his resignation in September 1997, which was followed by his service as interim CEO until March 1998 and as President and CEO through May 1998. From the time of the election of the present Board of Directors in May 1998 until September 27, 1998, Suzanne Hopgood, a member of the Board of Directors since 1996 and currently Chairman of the Board, served as acting CEO while the Board of Directors conducted a search for a new President and CEO. Only two of the seven members of the current Board of Directors, Ms. Hopgood and Mr. Osnos, served as directors prior to the May 1998 Annual Meeting. The new President and CEO, Phil Ratner, was hired on September 27, 1998 and appointed to the Board of Directors. It is possible that some period of time will be required before Mr. Ratner, as the new CEO, can begin influencing the management and results of operations of the Company.

History of Losses, Stockholders' Deficit

     Through fiscal year 1995, the Company had not reported net income since its inception in 1991. Although the Company reported net income from operations of $8.4 million for fiscal year 1996, the Company reported a net loss from operations of $5.4 million for fiscal year 1997. The Company reported net income of $5.5 million for the thirty-nine week period ended September 29, 1998, compared to a net loss of $6.5 million in the same period of 1997. Among the causes contributing to the Company's losses have been excessive leverage, litigation and settlement expenses and costs associated with closing of its restaurants. The Company continues to have a significant amount of indebtedness and related debt service will require the expenditure of significant sums by the Company in the future. The Company continues to be party to various litigation matters. While management believes that the Company has adequate reserves established to address known contingencies, there is no assurance that adverse results in litigation will not result in additional material expense in the future. Management does not presently anticipate material additional expenses from restaurant closings in 1998 or 1999, but the Company is preparing a strategic plan that will seek to improve the Company's overall operating efficiency by emphasizing focusing on markets where the Company has significant operations. There is no assurance that the strategic plan adopted by the Company will not contemplate additional closings of weaker restaurants that could result in material additional charges.

     The Company's losses have contributed to a material continuing stockholders' deficit. The Company's stockholders' deficit at December 30, 1997 was approximately $40.1 million and at September 29, 1998 was approximately $34.6 million. The Company's operating cash flow since completion of the 1995 restructuring has been sufficient to support its operations and to satisfy all of its obligations as they have come due, and management expects that this will continue to be the case. However, it is likely that the Company will continue to have a substantial stockholders' deficit for several years, at a minimum, and there is no assurance that the Company's net income or additional capital infusions or other transactions will be available or sufficient to produce a positive stockholders' capital. Management believes that the principal disadvantages to the Company of its stockholders' deficit are its diminished attractiveness as a recipient of capital funding and favorable trade credit terms from vendors, potentially resulting in higher capital and trade credit costs to the Company than would otherwise be available.

Absence of an Established Public Market

     The Company's Common Stock and the Partnership's 12% Notes are listed for trading on the New York Stock Exchange. However, no assurance can be given as to the prices or liquidity of the Common Stock or the 12% Notes. The liquidity of any market for the Common Stock and the 12% Notes will depend upon the number of holders of such securities, interest of securities dealers in making a market in them and other factors. The liquidity of the Common Stock or the 12% Notes may also be adversely affected by general declines in the market for similar securities. Such declines may adversely affect the liquidity of the Common Stock or the 12% Notes, independent of the financial performance of, and the prospects for, the Company. Accordingly, no assurance can be given that a holder of the Common Stock or the 12% Notes will be able to sell its securities in the future or that any future sale can be consummated at a price equal to or higher than the price at which such securities were originally purchased.