Form 10-K
period 1998-12-29
FURRS BISHOPS INC
filed 1999-03-29
CIK 872548

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549
                                     FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the fiscal year ended December 29, 1998

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission file number 1-10725

                          FURR'S/BISHOP'S, INCORPORATED
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

                      DELAWARE                                  75-2350724
         -------------------------------                   -------------------
         (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                     Identification No.)

    3001 E. PRESIDENT GEORGE BUSH HIGHWAY, RICHARDSON, TX          75082
    ------------------------------------------------------       ----------
          (Address of principal executive office)                (Zip Code)

     Registrant's telephone number, including area code   (972) 808-2923

     Securities registered pursuant to Section 12(b) of the Act:

                                                NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                  ON WHICH REGISTERED
           -------------------                  --------------------
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
                                                  Yes  X   No
                                                      ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

     The aggregate market value of the Voting Stock held by non-affiliates of the Registrant, based upon the closing price of the registrant's Common Stock on March 25, 1999 was $54,887,571.

     The number of shares outstanding of each of the registrant's classes of stock as of the latest practicable date are as follows:

                                                       SHARES OUTSTANDING
                    CLASS                              AS OF MARCH 25, 1999
                    ------                             --------------------
     Common Stock, par value $.01 per share                 48,788,952

     Portions of the definitive proxy statement relating to the 1999 annual meeting of stockholders are incorporated by reference in Part III.

                            FURR'S/BISHOP'S, INCORPORATED
                                      FORM 10-K
                                    ANNUAL REPORT


                                  TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
                                       PART I
Item 1.   Business...................................................... 3
Item 2.   Properties.................................................... 7
Item 3.   Legal Proceedings............................................. 8
Item 4.   Submission of Matters to a Vote of Security Holders...........10

                                  PART II


Item 5.   Market for Registrant's Common Equity and
            Related Stockholder Matters.................................10
Item 6.   Selected Financial Data.......................................11
Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.........................12
Item 8.   Financial Statements and Supplementary Data...................17
Item 9.   Changes In and Disagreements With Accountants on
            Accounting and Financial Disclosure.........................19

                                  PART III


Item 10.  Directors and Executive Officers of the Registrant............19
Item 11.  Executive Compensation........................................19
Item 12.  Security Ownership of Certain Beneficial
            Owners and Management.......................................19
Item 13.  Certain Relationships and Related Transactions................19

                                       PART IV


Item 14.  Exhibits, Financial Statement Schedule and Reports
                    on Form 8-K.........................................19

Signatures..............................................................24

                                        PART I

Item 1.   BUSINESS

GENERAL

     Furr's/Bishop's, Incorporated (the "Company") was organized in 1991 and, through its subsidiaries, is one of the largest operators of family-style cafeteria restaurants in the United States. The Company believes that its cafeterias and buffet, which are operated under the "Furr's" and "Bishop's" names, are well recognized in their regional markets for their value, convenience, food quality and friendly service. The Company's 98 cafeterias and one buffet are located in twelve states in the Southwest, West and Midwest. In addition, the Company operates Dynamic Foods, its food preparation, processing and distribution division, in Lubbock, Texas. Dynamic Foods provides in excess of 85% of the food and supply requirements of the Company's cafeteria and buffet restaurants. Dynamic Foods also sells bakery items and various prepared foods to the restaurant, food service and retail markets.

FAMILY DINING DIVISION

     The Family Dining Division consists of 98 cafeterias and one pay-at-the-door buffet-style restaurant operated by Cafeteria Operators, L.P., an indirect wholly owned partnership subsidiary of the Company ("Cafeteria Operators").

     CAFETERIAS. Cafeterias occupy a long standing niche in the food service industry, providing the customer with a pleasant, moderately-priced alternative to fast-food chains and conventional full-service restaurants. The Company's cafeterias offer a wide variety of meals appealing to a broad range of personal tastes, including chicken, beef, fish and pasta entrees; soup, salad and vegetable choices; non-alcoholic beverages; and freshly baked pies and cakes. The food is prepared for serving by the individual cafeteria. The Company's cafeterias are generally characterized by quick service and modest prices per guest. Guest tickets for the fiscal years ended December 29, 1998 and December 30, 1997 averaged approximately $5.79 and $5.62, respectively. The Company's cafeterias average approximately 10,000 square feet in size and have average seating capacity for approximately 300 guests. Virtually all of the Company's cafeterias feature "All-You-Can-Eat" at a fixed price all day, every day, as well as the traditional "a la carte" pricing alternative, which allows customers to choose the pricing and dining format which they find the most attractive.

     Management believes that the "Furr's" and "Bishop's" names are widely recognized in their regional markets. Management's emphasis on consistent food quality, variety, cleanliness and service has led to a loyal guest base. The Company's customer base consists principally of people over 45 years of age, shoppers, working people and young families.

     BUFFET. The Company's buffet-style restaurant features traditional American and ethnic foods at a fixed price that entitles each guest to unlimited servings of all menu items and beverages. Food items are served in a "scatter bar" format at buffet islands centrally located in the restaurant's food service area. The "scatter-bar" buffet format emphasizes customer choice by allowing customers to select at their own pace in self selected portions, thereby improving the restaurant experience for the guest. The buffet unit is approximately 10,000 square feet in size and has seating capacity for approximately 300 guests. Guest tickets for the fiscal years ended December 29, 1998 and December 30, 1997 averaged approximately $6.05 and $5.80, respectively.

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

DYNAMIC FOODS

     The Company operates Dynamic Foods, a food purchasing, processing and distribution facility in Lubbock, Texas that supplies in excess of 85% of the food and supply requirements of the Company's family dining restaurants, providing the Company with uniform quality control and the ability to make volume purchases. In addition, management believes that there is significant potential for utilizing the available excess capacity at Dynamic Foods by increasing sales to third parties. In fiscal 1998, third party sales by Dynamic Foods aggregated $1.0 million.

     Dynamic Foods has approximately 140 separate food items available under the "Dynamic Foods" label for distribution to the Company's restaurants and for sale to third parties. Currently, approximately 95% of Dynamic Food's manufacturing output is used at the Company's restaurants and the remainder is sold to third parties.

RESTAURANT MANAGEMENT

     The success of each restaurant's operation is largely dependent upon the quality of in-store management and mid-level supervisory management. Experienced and well trained in-store management is important to assure good service, quality food and the cleanliness of each restaurant, to control costs, and to monitor local eating habits and traffic.

     Each cafeteria and buffet is operated under the supervision of a general manager, an assistant general manager and one or two assistant managers. Each cafeteria generally employs between 40 and 70 workers, of whom approximately 20% are part-time workers. The buffet-style restaurant typically employs fewer persons as the "scatter-bar" concept reduces service staffing requirements.

     The general managers of the Company's family dining restaurants report to twelve regional managers who, in turn, report to the Vice President of Operations. The general managers have responsibility for day-to-day operations, including food ordering, labor scheduling, menu planning, customer relations and personnel hiring and supervision. The regional managers visit each restaurant regularly and work with the in-store managers to evaluate and maintain overall operating standards. They also make quality control checks, train personnel in operating procedures and evaluate procedures developed by cafeteria and buffet personnel for possible use in all Company owned family dining units.

SERVICE MARKS AND TRADEMARKS

     The Company utilizes and is dependent upon certain registered service marks, including "Furr's Cafeterias," "Bishop Buffets" and "Dynamic Foods," and a stylized "F" trademarked by the Company. These and other trademarks are current and are renewable on dates ranging from October 1999 to February 2008. The Company is not aware of any party who could prevail in a contest of the validity of such service marks and trademarks.

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

WORKING CAPITAL REQUIREMENTS

     The Company's restaurants are a cash business. Funds available from cash sales are not needed to finance receivables and are generally not needed immediately to pay for food, supplies and certain other expenses of the restaurants. Therefore, the business and operations of the Company have not historically required proportionately large amounts of working capital, which is generally common among similar restaurant companies. Should Dynamic Foods expand its sales to third parties, the accounts receivables and inventory related to such sales could require it to maintain additional working capital. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

     Neither the Company nor any of its competitors has a significant share of the total food service market in any area in which the Company competes. The Company believes that its principal competitors are other cafeterias and buffets, moderately-priced, conventional restaurants, fast-food outlets and eat-at-home alternatives. Many of the Company's competitors, including its primary cafeteria and buffet competitors, have greater financial resources and lower total debt-to-equity ratios than the Company. The Company competes with other food service outlets for management personnel based on salary, opportunity for advancement and stability of employment. The Company believes it offers existing and prospective management personnel an attractive compensation and benefits package with opportunity for advancement in a stable segment of the food service industry.

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

CAPITAL EXPENDITURE PROGRAM

     During the fiscal years ended December 29, 1998, December 30, 1997 and December 31, 1996, the Company expended $7.7 million, $5.6 million and $10.1 million, respectively, principally to maintain and remodel existing cafeterias, upgrade its computer and information systems, construct one new unit and improve the facility operated by Dynamic Foods. The Company believes that the aggregate level of capital expenditures over such period has been below that required to expand the Company's cafeteria operations and to remodel existing cafeterias as required by competitive conditions in the restaurant industry. The Company's capital expenditure program is necessary to enable the Company and its subsidiaries to increase their revenue and profitability.

     Subject to its ability to generate necessary funds from operations or to obtain funds from other sources, the Company intends to pursue a program of remodeling existing restaurants and opening new restaurants. The Company anticipates expending approximately $15 to $20 million in fiscal year 1999 to remodel existing cafeterias, open new restaurants and make other capital expenditures. No assurance can be given that the Company will generate sufficient funds from operations or obtain alternative financing to enable it to fully implement the desired capital expenditures. The Company's ability to open new restaurants will also depend, among other things, upon its ability to secure appropriate store locations on favorable terms and to identify, hire and train personnel for expansion. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

EMPLOYEES

     As of March 2, l999, the Company employed approximately 5,200 persons, of whom approximately 4,200 were employed on a full-time basis. The Company employed approximately 375 persons as managers or assistant managers of its restaurants, twelve persons as regional managers and approximately 70 persons in executive, administrative or clerical positions in the corporate office. None of the Company's employees are covered by collective bargaining agreements. The Company believes that its relations with its employees are satisfactory.

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

Item 2.   PROPERTIES

     RESTAURANT LOCATIONS. The following table sets forth the number of restaurants operated by the Company in certain states as of March 2, 1999.

     STATE                                    NUMBER OF RESTAURANTS
     -----                                    ---------------------

     Arizona                                           6
     Arkansas                                          2
     California                                        2
     Colorado                                          9
     Illinois                                          1
     Iowa                                              5
     Kansas                                            7
     Missouri                                          2
     Nevada                                            2
     New Mexico                                       15
     Oklahoma                                         10
     Texas                                            38
                                                     ---
                                                      99
                                                     ---
                                                     ----

     SITE SELECTION. The Company generally intends to reposition existing restaurants or open new restaurants in markets in which the Company's restaurants are presently located and in adjacent markets, in order to improve the Company's competitive position and increase operating margins by obtaining economies of scale in merchandising, advertising, distribution, purchasing and supervision. The primary criteria considered by the Company in selecting new locations are a high level of customer traffic, convenience to both lunch and dinner customers in demographic groups that tend to favor the Company's restaurants and the occupancy cost of the proposed restaurant. The ability of the Company to open new restaurants depends on a number of factors, including its ability to find suitable locations and negotiate acceptable leases, its ability to attract and retain a sufficient number of qualified restaurant managers and the availability of sufficient financing.

     PROPERTIES. Forty-four of the Company's restaurants are leased from third parties, another 34 are subleased under a master sublease agreement, 12 are owned and are situated on land leased from third parties and nine are owned in fee simple. Most of the leases have initial terms of from 10 to 20 years and contain provisions permitting renewal for one or more specified terms at specified rental rates. Some leases provide for fixed annual rent plus rent based on a percentage of sales. The average restaurant contains approximately 10,000 square feet and seats approximately 300 guests.

     Dynamic Foods' food manufacturing and distribution facility contains approximately 175,000 square feet and is situated on approximately 24 acres owned in fee simple by the Company in Lubbock, Texas. In addition, a grocery warehouse of approximately 36,000 square feet and a truck terminal of approximately 7,200 square feet are located adjacent to the distribution facility.

     The Company recently moved its executive offices to the Dallas, Texas area. The Company leases approximately 28,000 square feet of office space in Richardson, Texas, which it believes will be adequate to conduct its current operations for the foreseeable future. The Company's former executive office building is owned in fee simple and is being sold.

     The Company leases eight properties under a master sublease, owns seven buildings situated on land leased from third parties and owns two buildings on land owned in fee simple, which are not used in the Company's restaurant business and are leased to third parties or placed on the market for sale.

Item 3.   LEGAL PROCEEDINGS

     (1) The Internal Revenue Service (the "Service") has examined the federal income tax returns of certain subsidiaries of the Company, including (i) Cavalcade Holdings, Inc. ("Holdings") (for each of the tax years ended June 30, 1985 through June 30, 1990), (ii) Cavalcade Foods, Inc. ("Foods") as successor in interest to Bishop Buffets, Inc. (for the tax period ended December 27, 1986), and (iii) Foods as successor in interest to Furr's Cafeterias, Inc. (for the tax period ended December 27, 1986). These entities were acquired from Michael Levenson and certain other investors in 1991 in connection with the conversion of the Company's business from partnership to corporate form; the asserted taxes relate to their activities prior to their acquisition.

     In 1997 the Service, Foods and Holdings entered into a negotiated settlement of pending tax litigation relating to the examined returns that determined the amount of tax due for the examined years to be $934 thousand in the aggregate, together with interest through the date of the settlement of approximately $1.6 million, which amounts continue to accrue interest at the rates specified by the Service. The Company has previously accrued liabilities with respect to such amounts. The current aggregate assets of Foods and Holdings are approximately $125 thousand, and they have proposed a settlement of the assessed taxes and interest to the Service in that amount, which is processing the proposal. The Service has not to date asserted liability for these amounts against the Company or any of its other subsidiaries; management cannot offer assurance that the Service will accept the proposed settlement offer by Holdings and Foods, or that the Service will not seek to assert liability against the Company or its other subsidiaries.

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

     The Company was required to indemnify certain of the defendants originally named in the Levensons' complaint, including the individual members of the Board of Directors and certain of their affiliated entities, pursuant to the Company's Certificate of Incorporation and otherwise, for any and all damages resulting from such complaint. As part of the restructuring of the 11% Notes, the Company also agreed to indemnify certain parties named as defendants in the Levensons' complaint, including the holders of the 11% notes, KL Group, KL Park and Kmart, from and against all claims, actions, suits and other legal proceedings, damages, costs, interest, charges, counsel fees and other expenses and penalties which such entity may sustain or incur to any person whatsoever (excluding judgments in the case of KL Group and KL Park) by reason of or arising out of the Levenson litigation. Under no circumstances was the Company to be obligated to indemnify any party for any liability resulting from such party's willful misconduct or bad faith. During 1997, the Company recorded special charges aggregating $4.9 million against results of operations to recognize the estimated cost of such indemnification. The Company negotiated agreements with each of the parties whose indemnity claim was outstanding at year end and during 1998 either made cash payments or issued 10.5% unsecured notes in settlement of such claims. "See Item 13. Certain Relationships and Related Transactions."

     (3) The Company, in July 1998, filed a declaratory judgment lawsuit in State District Court in Lubbock, Texas, in which it asks the Court to find that the Company is not obligated to make severance payments that have been demanded by Theodore Papit, the former President and Chief Executive Officer of the Company. Mr. Papit resigned effective May 29, 1998, following the election at the Company's annual meeting of stockholders of a slate of directors proposed by Teacher's Insurance and Annuity Association of America ("TIAA"), the Company's largest stockholder at that time. He subsequently demanded payment of more than $500,000 of severance and other amounts that he claimed were owing to him under a President and Chief Executive Officer Agreement dated March 23, 1998. This agreement was approved by a split vote of the Board of Directors after TIAA had publicly announced that it might take action affecting the control of the Company. The Company has requested a jury trial and believes that there are a number of grounds that will support the Court in granting the requested relief, among them being that the Agreement is void as an interested party transaction that did not receive the necessary approval of independent, disinterested directors, the terms of the Agreement are not fair to the Company and the Agreement was entered into by the Company without the benefit of full disclosure by Mr. Papit and consideration by the Board of Directors of material information regarding his management of the Company.

     (4) The Company and certain of its subsidiaries, the Cavalcade Pension Plan, the Cavalcade Pension Plan Committee, Kmart Corporation and its pension plan and Michael Levenson have since 1996 been defendants in a lawsuit brought against them in U.S. District Court in Denver, Colorado by Robert H. Aull ("Plaintiff"), a former employee of the Company and a participant in the Cavalcade Pension Plan. The Plaintiff requested that the Court certify a class of other plaintiffs who are similarly situated and sought unspecified damages.

     The Plaintiff's allegations (all of which are disputed by the defendants in the case) included: (i) that accrued benefits under the Cavalcade Pension Plan were improperly reduced during the period from 1988 to 1993, (ii) the "freeze" of the Plan on June 30, 1989 was improper, (iii) an insufficient amount of assets was transferred from the Kmart Corporation pension plan to the Cavalcade Pension Plan in connection with the acquisition of the Company from Kmart effected by Mr. Levenson and his affiliates in 1988 and (iv) rent concessions allowed to the Company by Kmart commencing in 1993 constituted prohibited transactions that bestowed illegal benefits upon the Company and Mr. Lewis.

     The Company, the Cavalcade Pension Plan, the members of the Cavalcade Pension Plan Committee, Kmart Corporation and its pension plan have entered into a definitive settlement agreement (the "Agreement") with the plaintiff and his counsel that would resolve all outstanding claims among them. The Agreement is subject to (i) confirmation by an independent actuary of the calculations that support the proposed settlement and (ii) approval of the settlement as "fair" to all members of the plaintiff class by the court after notice to all purported class members and a hearing. It is expected that the Agreement will be filed with the court shortly and that the required hearing would be completed in the late second or early third quarter of 1999. The Company is not able to provide assurance that the conditions to the proposed settlement will be satisfied or that the proposed settlement will be implemented as described herein.

     As a result of the settlement of the Aull litigation and the concurrent resolution of an IRS audit of the Plan that focused on substantially identical issues, the Company has recognized a special charge of $5.8 million in the fourth quarter of 1998, of which $2.2 million relates to resolution of the IRS audit and is not contingent upon actuarial review or the fairness hearing in the Aull litigation.

     The anticipated cash impact of the settlement on the Company includes payment in 1999 of approximately $1.5 million of expenses for legal and professional fees, with the remainder of the settlement to be paid to the Plan in future years to fund increased benefit payments to former and current employees. The settlement will not require any funding payments to the Plan by the Company in 1999 but is expected to require payments by the Company to the Plan of approximately $1.7 million in 2000 and approximately $850,000 in 2001, with additional funding payments required in subsequent years in amounts that are expected to decline over time, subject to the overall funding status of the Plan. The Agreement provides for Kmart Corporation's pension plan to transfer $700,000 to the Cavalcade Pension Plan to fund a portion of the additional benefits required by the Agreement. Management does not believe that payment of these amounts in 1999 and subsequent years will have a material adverse effect on the Company's planned operations.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

                                      PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

     The Common Stock, par value $.01 per share ("Common Stock"), is traded on the New York Stock Exchange ("NYSE") under the symbol "CHI." As of March 19, 1999, there were 48,788,952 shares of Common Stock outstanding and approximately 2,000 record holders.

     As of March 25, 1999, no cash dividends had been declared on the Common Stock. The terms of the indebtedness of Cafeteria Operators limits its ability to distribute funds to the Company for the payment of dividends on the Common Stock. The Company does not anticipate paying dividends in the foreseeable future.

     The following table provides the high and low closing prices for each quarter of the last two fiscal years:

                              1997                    1998
                       -----------------       ----------------
                         HIGH       LOW          HIGH      LOW
                       -------    ------       -------    -----
     First Quarter     $  1.75    $ 1.12       $  1.00    $ .47
     Second Quarter       1.50      1.00          1.25      .69
     Third Quarter        1.06      0.75          1.12      .69
     Fourth Quarter        .81      0.50          1.38      .88

     At March 25, 1999, the Company had warrants outstanding representing the right to purchase an aggregate of 2,562,129 shares of Common Stock at an exercise price pf $1.11 per share. Such warrants are exercisable at any time and expire on January 2, 2001. Such warrants are not listed for trading on any public exchange.

Item 6.   SELECTED FINANCIAL DATA  (in thousands, except per share data)

FISCAL YEARS ENDED

                                 Dec 29,     Dec 30,     Dec 31,     Jan 2,      Jan 3,
                                  1998        1997        1996        1996        1995
                                  ----        ----        ----        ----        ----
Sales (1)                       $188,208    $193,530    $197,196    $209,769    $224,819
Income (loss) before
 extraordinary item               (1,229)     (5,396)      8,363     (38,863)    (21,342)

Income (loss)
  per common share, basic (2)
    Before extraordinary item      (0.03)      (0.11)       0.17       (0.80)      (0.44)
    Extraordinary item              -           -           -           3.50(3)     -

Total assets                      68,509      65,801      75,259      78,038      95,917
Long term obligations
  and redeemable pre-
  ferred stock (4)                81,902      78,974      82,905      90,590     215,595

Mandatorily redeemable
 common stock                       -          -           -           -           8,000

(1) The Company closed four restaurants in 1998, eight restaurants in 1997, five restaurants in 1996, fourteen restaurants in 1995 and fourteen restaurants in 1994.
(2) All years based on Common Stock outstanding after giving effect to the reverse stock split effected in 1996 after giving retroactive effect to the adoption of Statement of Financial Accounting Standards No. 128, "Earnings per Share."
(3) Includes a net extraordinary gain of $170,239 from financial restructuring transactions in the fourth quarter of the fiscal year ended January 2, 1996.
(4)  Includes $17,882, $23,374, $28,867 and $33,413 of interest accrued to maturity on long-term debt in fiscal year ended December 29, 1998, December 30, 1997, December 31, 1996 and January 2, 1996, respectively and $202,453 of long-term debt that was classified as current for the fiscal year ended January 3, 1995.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's fiscal year is a 52-53 week year. Each of the last three fiscal years included 52 weeks.

     The following table sets forth certain statement of operations data and restaurant data for the fiscal years indicated (dollars in thousands, except sales per unit):

                                               1998       1997        1996
                                             --------  ---------   ---------
Statement of operations data:
Sales                                        $188,208  $ 193,530   $ 197,196
Costs and expenses:
    Cost of sales (excluding depreciation)     55,801     58,292      61,327
    As a percent of sales                       29.65%     30.12%      31.10%
    Selling, general and administrative       114,706    118,979     118,233
    As a percent of sales                       60.95%     61.48%      59.96%

    Depreciation and amortization              10,097     10,889      10,168
    Special charges (credits)                   8,583     10,477      (1,138)
                                             --------  ---------   ---------

    Total costs and expenses                  189,187    198,637     188,590
                                             --------  ---------   ---------
Operating income (loss)                          (979)    (5,107)      8,606
Interest expense                                  250        289         243
                                             --------  ---------   ---------

Net Income (loss)                            $ (1,229) $  (5,396)  $   8,363
                                             --------  ---------   ---------
                                             --------  ---------   ---------


Restaurant units in operation:
     Beginning of year                            103        110         115
     Opened                                         -          1           -
     Closed                                        (4)        (8)         (5)
                                             --------  ---------   ---------

   End of year                                     99        103         110
                                             --------  ---------   ---------
                                             --------  ---------   ---------

Year over year comparable store sales
  change (for units open at year end and
  which operated the full year)                  2.98%      0.31%       0.04%
                                             --------  ---------   ---------
                                             --------  ---------   ---------
Average weekly sales per restaurant unit
  (for units open at year end and which
  operated the full year)                    $ 35,621  $  34,426   $  33,449
                                             --------  ---------   ---------
                                             --------  ---------   ---------

FIFTY-TWO WEEKS ENDED DECEMBER 29, 1998 COMPARED TO FIFTY-TWO WEEKS ENDED DECEMBER 30, 1997

     RESULTS OF OPERATIONS. Sales for the fifty-two week fiscal year ended December 29, 1998 were $188.2 million, a decrease of $5.3 million from the fiscal year ended December 30, 1997. The operating loss for the 1998 fiscal year was $979 thousand compared to a loss of $5.1 million in fiscal year 1997. The operating results of fiscal 1998 included special charges of $8.6 million compared to net special charges of $10.5 million in the prior year. The net loss for fiscal 1998 was $1.2 million, compared to a net loss of $5.4 million for fiscal 1997.

     SALES. Restaurant sales in comparable units were 2.98% higher in fiscal 1998 than 1997. Sales in 1998 were lower than the prior year by $9.7 million as a result of the closure of four units in 1998 and eight units in 1997. Revenues in fiscal year 1998 included $1.0 million of Dynamic Foods sales to third parties.

     COST OF SALES. Cost of sales was 29.6% of sales for fiscal year 1998 compared to 30.1% for fiscal year 1997. The decrease in the percentage of sales was principally the result of lower product costs that were partially offset by changes in the menu mix.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense was lower in the aggregate by $4.3 million in fiscal year 1998. Of the decrease, $6.1 million was due to operating results including fewer units. SG&A expense includes increases of $813 thousand in labor and related expense, $560 thousand in legal and professional expense, $452 thousand in marketing expense and $308 thousand in rent expense. SG&A expense includes a decrease of $355 thousand in utility expense.

     SPECIAL CREDITS AND CHARGES. The operating results for fiscal 1998 include special charges aggregating $8.6 million. Included in the total are charges of $6.2 million for the estimated costs of litigation settlements, $1.5 million for expenses related to closed stores and the writedown of certain properties, $610 thousand related to the proxy contest and the election of the Board of Directors and $291 thousand write off of the deferred costs associated with warrants.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $792 thousand lower than the prior year, due to the reduction in carrying value of certain depreciable assets in 1997 in accordance with Statement of Financial Accounting Standards ("SFAS") 121 partially offset by the depreciation on capital expenditures in the current year.

     INTEREST EXPENSE. Interest expense was $250 thousand, which was lower than the prior year by $39 thousand. In accordance with SFAS 15, the restructured debt was recorded at the sum of all future principal and interest payments and there is no recognition of interest expense thereon. Cash payments of interest not recorded as expense in 1998 amounted to $5.5 million.

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

     SALES. Comparable store sales were 0.31% higher in fiscal 1997 than 1996. Sales in 1997 were lower than the prior year by $4.9 million as a result of the closure of eight units in 1997 and five units in 1996. Sales in fiscal 1997 included $1.7 million of Dynamic Foods sales to third parties.

     COST OF SALES.   Cost of sales was 30.1% of sales for fiscal year 1997
compared to 31.1% for fiscal year 1996. The decrease in the percentage of sales was primarily the result of higher ticket averages from changes in the menu mix and price increases, combined with flat to slightly lower product costs.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expense was $746 thousand higher than the prior fiscal year. The change over the prior year included increases of $1.4 million in marketing expense, $473 thousand in corporate expense, and $231 thousand in hourly labor, which were partially offset by decreases of $1.1 million in salaries and labor related costs. The remaining change was primarily due to there being fewer units included in operating results.

     SPECIAL CREDITS AND CHARGES. The operating results for fiscal 1997 include net special charges aggregating $10.5 million, compared to net special credits of $1.1 million in the prior fiscal year. The charges in fiscal 1997 were to recognize $6.9 million of property, plant and equipment write downs and closed store reserves and $4.9 million related to the Levenson litigation and related indemnity, which were partially offset by a credit of $1.3 million related to the settlement of a lawsuit. The credits in the prior fiscal year resulted primarily from the sale of certain trademarks and insurance proceeds for a 1994 claim.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $721 thousand higher than the prior fiscal year, due to depreciation on newly acquired property, plant and equipment, along with the use of shorter depreciation periods.

     INTEREST EXPENSE. Interest expense for fiscal year 1997 was $289 thousand, compared to $243 thousand in the prior fiscal year. In accordance with SFAS No. 15, the restructured debt was recorded at the sum of all future principal and interest payments and there is no recognition of interest expense thereon. Cash payments of interest not recorded as expense in 1997 amounted to $5.5 million.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for all quarters of fiscal years beginning after June 15, 1999. This statement requires that all derivatives be recognized on the balance sheet, measured at fair value. Adoption of this statement is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES:

     During fiscal 1998, cash provided from operating activities of the Company was $20.2 million compared to $10.2 million in 1997. Cash used for the payment of interest was approximately $5.7 million in 1998 and $5.5 million 1997. The Company made capital expenditures of $7.7 million during 1998 compared to $5.6 million during 1997. Cash, temporary investments and marketable securities were $11.6 million at December 29, 1998 compared to $4.5 million at December 30, 1997. The current ratio of the Company was
 .70:1 at December 29, 1998 compared to .48:1 at December 30, 1997. The Company's total assets at December 29, 1998 aggregated $68.5 million compared to $65.8 million at December 30, 1997.

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

     Cafeteria Operators has outstanding $63.6 million of 12% Notes due December 31, 2001, including $17.9 million of accrued interest. Under the terms of the 12% Notes, a semi-annual cash interest payment of approximately $2.7 million is due on each March 31 and September 30. The obligations of Cafeteria Operators under the 12% Notes are secured by a security interest in and a lien on all of the personal property of Cafeteria Operators and mortgages on all fee and leasehold properties of Cafeteria Operators (to the extent such properties are mortgageable).

     Cafeteria Operators has outstanding $2.6 million of 10.5% Notes due December 31, 2001. Under the terms of the 10.5% Notes, a semi-annual cash interest payment of approximately $133 thousand is due on each June 30 and December 31. These notes were issued as payment of a portion of the indemnification obligation related to the Levenson litigation.

     The Company intends to pursue a program of remodeling existing cafeterias and opening new restaurants. The Company anticipates expending approximately $15 to $20 million in fiscal year 1999 to remodel existing cafeterias and open new restaurants and to make other capital expenditures. No assurance can be given that the Company will generate sufficient funds from operations or obtain alternative financing sources to enable it to fully implement the anticipated capital expenditures.

     The Company, from time to time, considers whether disposition of certain of its assets, including its food processing and distribution operations, real estate owned in fee simple and leasehold interests or potential acquisitions of assets would be beneficial or appropriate for the long-term goals of the Company and in order to increase stockholder value.

     In 1993, the Company entered into an amendment of a master sublease agreement pursuant to which it leased 43 properties from Kmart Corporation ("Kmart"). Pursuant to the amendment, the aggregate monthly rent was reduced by 25 percent for the period from the effective date of the amendment through and including December 31, 1997, and by 20 percent following that date and until December 31, 2001. The reductions in rent were made subject to termination by Kmart if Mr. Lewis ceased to be Chairman of the Board of Directors of the Company. Mr. Lewis was not nominated for reelection at the Company's Annual Meeting of Stockholders on May 28, 1998. Kmart in June 1998 demanded that the Company pay increased rents, which the Company has done while reserving its right to dispute Kmart's right to receive the increased rental. As a result of the increased rents, the Company will pay additional rent of approximately $1.8 million through December 31, 2001, includiong $679 thousand additional rent paid in 1998. Because the Company accounts for its rental payments under the straight-line method, the purported increase in rent through December 31, 1998 is being amortized over the remaining life of the leases, which run through December 31, 2003, December 31, 2007, June 29, 2008 and December 31, 2008.The increase in annual rent expense amounted to approximately $168 thousand for fiscal 1998 and for the fiscal 1999 will amount to approximately $288 thousand.

     The Company and certain of its subsidiaries and other defendants entered into a definitive settlement agreement that would resolve all outstanding claims among them related to the pending litigation and IRS audit involving the Company's pension plan. See "Item 3--Legal Proceedings." The agreement is subject to confirmation by an independent actuary of the calculations that support the proposed settlement and approval of the settlement as "fair" to all members of the plaintiff class by the court. The anticipated cash impact of the settlement on the Company includes payment in 1999 of approximately $1.5 million of expenses for legal and professional fees, with the remainder of the settlement to be paid to the Plan in future years to fund increased benefit payments to former and current employees. The settlement will not require any funding payments to the Plan by the Company in 1999 but is expected to require payments by the Company to the Plan of approximately $1.7 million in 2000 and approximately $850 thousand in 2001, with additional funding payments required in subsequent years in amounts that are expected to decline over time, subject to the overall funding status of the Plan.

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

     The Company is in the process of preparing contingency plans to address the possibility of significant performance failures by its material vendors, which will include an analysis of advisable cash and inventory levels and identification of alternative suppliers of critical goods and services. These plans are expected to be completed by June 30, 1999. There is no assurance that the Company can adequately plan for contingencies that may be associated with Year 2000 failures by these third parties, or that alternative suppliers will be available and themselves unaffected by Year 2000 Problems. In particular, management is not able to predict with any assurance the effect of Year 2000 Problems in the food product industry or among the suppliers of utilities such as electricity, water and telecommunications to the Company, and specifically to its Dynamic Foods operation. An interruption of the operation of Dynamic Foods could require the Company to close its restaurants until service can be resumed.

     The discussion in "Management's Discussion and Analysis of Financial Conditions and Results of Operations" of the Company's plans, and management's expectations, relating to the Company's business, including Year 2000 compliance, as well as other portions of this report, include certain statements that may constitute "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995). Words such as "anticipate," "estimate," "project" and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including without limitation those discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report. Should one or more of these risks materialize, or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated, estimated or projected. Prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company assumes no obligation to update any such forward-looking statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to market risk from changes in commodity prices. The Company purchases certain commodities used in food preparation. These commodities are generally purchased based upon market prices established with vendors. These purchase arrangements may contain contractual features that limit the price paid by establishing certain price floors or caps. The Company does not use financial instruments to hedge commodity prices because these purchase arrangements help control the ultimate cost paid and any commodity price aberrations are generally short term in nature.

     The Company's long term debt does not expose it to market risk as all interest accrues at fixed rates. The Company does not use derivative financial instruments to manage overall borrowing costs.

     This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.

     Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's fiscal year is a 52-53 week year. Each of the 1998, 1997 and 1996 Fiscal years included 52 weeks.

Index to Consolidated Financial Statements and Financial Schedule

                                                                           Page
                                                                            No.
                                                                           ----
Independent Auditors' Report                                               F-1

Consolidated Balance Sheets--
December 29, 1998 and December 30, 1997                                    F-2

Consolidated Statements of Operations --
Years ended December 29, 1998, December 30, 1997 and December 31, 1996     F-4

Consolidated Statements of Changes in Stockholders' Deficit --
Years ended December 29, 1998, December 30, 1997 and December 31, 1996     F-5

Consolidated Statements of Cash Flows --
Years ended December 29, 1998, December 30, 1997 and December 31, 1996     F-6

Notes to Consolidated Financial Statements --
Years ended December 29, 1998, December 30, 1997 and December 31, 1996     F-8

Financial Statement Schedule --
     The Financial Statement Schedule filed as a part of this report
     is listed in "Index to Financial Statement Schedules" at Item 14      S-1

                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    Comprising Item 8 of the Annual Report
                             on Form 10-K to the

                      SECURITIES AND EXCHANGE COMMISSION

                        FURR'S/BISHOP'S, INCORPORATED
Fiscal Years Ended December 29, 1998, December 30, 1997, and December 31, 1996

                         INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Furr's/Bishop's, Incorporated:

We have audited the accompanying consolidated financial statements of Furr's/Bishop's, Incorporated and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Furr's/Bishop's, Incorporated and subsidiaries as of December 29, 1998 and December 30, 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended December 29, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                       KPMG LLP

Dallas, Texas
February 5, 1999

 FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 29, 1998 AND DECEMBER 30, 1997
(DOLLARS IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)

                                                                    December 29,   December 30,
ASSETS                                                                  1998          1997
                                                                    ------------   ------------
CURRENT ASSETS:
   Cash and cash equivalents                                          $ 11,571      $  4,516
   Accounts and notes receivable (net of allowance for doubtful
      accounts of $14 and $29, respectively)                               715           882
   Inventories                                                           7,014         6,038
   Prepaid expenses and other                                              441         1,122
                                                                      --------      --------

     Total current assets                                               19,741        12,558
                                                                      --------      --------

PROPERTY, PLANT AND EQUIPMENT:
   Land                                                                  9,119         9,119
   Buildings                                                            30,779        32,667
   Leasehold improvements                                               21,040        18,590
   Equipment                                                            40,433        41,340
   Construction in progress                                              2,144           797
                                                                      --------      --------

                                                                       103,515       102,513

   Less accumulated depreciation and amortization                      (55,195)      (49,729)
                                                                      --------      --------

     Property, plant and equipment, net                                 48,320        52,784

OTHER ASSETS                                                               448           459
                                                                      --------      --------

     TOTAL ASSETS                                                     $ 68,509      $ 65,801
                                                                      --------      --------
                                                                      --------      --------


                                                                    (Continued)

 FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 29, 1998 AND DECEMBER 30, 1997
(DOLLARS IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)

                                                                      December 29,    December 30,
LIABILITIES AND STOCKHOLDERS' DEFICIT                                    1998             1997
                                                                      ------------    ------------
CURRENT LIABILITIES:
   Current maturities of long-term debt                                $  5,493         $  5,493
   Trade accounts payable                                                 3,990            4,287
   Other payables and accrued expenses                                   17,303           15,126
   Reserve for store closings - current portion                           1,316            1,344
                                                                       --------         --------
     Total current liabilities                                           28,102           26,250

RESERVE FOR STORE CLOSINGS, NET OF CURRENT PORTION                        3,280            3,331

LONG-TERM DEBT, NET OF CURRENT PORTION                                   60,712           66,205

OTHER PAYABLES                                                           15,697            7,276

EXCESS OF FUTURE LEASE PAYMENTS OVER FAIR VALUE,
   NET OF AMORTIZATION                                                    2,330            2,837
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
   Preferred Stock, $.01 par value; 5,000,000 shares authorized, none issued
   Common Stock, $.01 par value; 65,000,000 shares authorized,
      48,736,606 and 48,675,168 issued and outstanding
      in 1998 and 1997, respectively                                        487              487
   Additional paid-in capital                                            55,938           55,870
   Accumulated other comprehensive loss                                  (2,857)          (2,504)
   Accumulated deficit                                                  (95,180)         (93,951)
                                                                       --------         --------
     Total stockholders' deficit                                        (41,612)         (40,098)
                                                                       --------         --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $ 68,509         $ 65,801
                                                                       --------         --------
                                                                       --------         --------


See accompanying notes to consolidated financial statements.

FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FISCAL YEARS ENDED DECEMBER 29, 1998, DECEMBER 30, 1997 AND DECEMBER 31, 1996 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    Year Ended
                                             ----------------------------------------------------------
                                             December 29, 1998   December 30, 1997    December 31, 1996
                                             -----------------   -----------------    -----------------
Sales                                           $   188,208        $   193,530           $   197,196
Costs and expenses:
   Cost of sales (excluding depreciation)            55,801             58,292                61,327
   Selling, general and administrative              114,706            118,979               118,233
   Depreciation and amortization                     10,097             10,889                10,168
   Special charges (credits)                          8,583             10,477                (1,138)
                                                -----------        -----------           -----------
                                                    189,187            198,637               188,590
                                                -----------        -----------           -----------

Operating income (loss)                                (979)            (5,107)                8,606

   Interest expense                                     250                289                   243
                                                -----------        -----------           -----------

Net income (loss)                               $    (1,229)       $    (5,396) $              8,363
                                                -----------        -----------           -----------
                                                -----------        -----------           -----------



Income (loss) per common share:
    Basic:
        Net income (loss)                       $     (0.03)       $     (0.11)          $      0.17
                                                -----------        -----------           -----------
                                                -----------        -----------           -----------
        Weighted average shares                  48,679,023         48,674,134            48,664,862
                                                -----------        -----------           -----------
                                                -----------        -----------           -----------

    Diluted:
        Net income (loss)                       $     (0.03)       $     (0.11)          $      0.17
                                                -----------        -----------           -----------
                                                -----------        -----------           -----------
        Weighted average share                   48,679,023         48,674,134            49,445,826
                                                -----------        -----------           -----------
                                                -----------        -----------           -----------


See accompanying notes to consolidated financial statements.

FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FISCAL YEARS ENDED DECEMBER 31, 1996, DECEMBER 30, 1997 AND DECEMBER 29, 1998 (DOLLARS IN THOUSANDS)

                                                                                    Accumulated
                                                                    Additional         Other
                                         Preferred     Common        Paid-In       Comprehensive     Accumulated
                                           Stock        Stock        Capital        Income (loss)       Deficit         Total
                                           -----        -----        -------        -------------       -------         -----
BALANCE, JANUARY 2, 1996                $              $   486      $  55,841        $   (5,283)     $    (96,918)   $  (45,874)
    Warrants exercised                                       1             25                                                26
    Comprehensive income:
        Net income                                                                                          8,363         8,363
        Pension liability adjustment                                                      2,429                           2,429
                                                                                                                     ----------
        Total comprehensive income                                                                                       10,792
                                        -----------    -------      ---------        ----------      ------------    ----------

BALANCE, DECEMBER 31, 1996                                 487         55,866            (2,854)          (88,555)      (35,056)

    Warrants exercised                                                      4                                                 4

    Comprehensive income (loss):
        Net loss                                                                                           (5,396)       (5,396)
        Pension liability adjustment                                                        350                             350
                                                                                                                     ----------

        Total comprehensive loss                                                                                         (5,046)
                                        -----------    -------      ---------        ----------      ------------    ----------

BALANCE, DECEMBER 30, 1997                                 487         55,870            (2,504)          (93,951)      (40,098)

    Warrants exercised                                                     68                                                68

    Comprehensive loss
        Net loss                                                                                           (1,229)       (1,229)
        Pension liability adjustment                                                       (353)                           (353)
                                                                                                                     ----------

        Total comprehensive loss                                                                                         (1,582)
                                        -----------    -------      ---------        ----------      ------------    ----------

BALANCE, DECEMBER 29, 1998              $              $   487      $  55,938        $   (2,857)     $    (95,180)   $  (41,612)
                                        -----------    -------      ---------        ----------      ------------    ----------
                                        -----------    -------      ---------        ----------      ------------    ----------


See accompanying notes to consolidated financial statements.

FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED DECEMBER 29, 1998, DECEMBER 30, 1997 AND DECEMBER 31, 1996 (DOLLARS IN THOUSANDS)

                                                               December 29, 1998   December 30, 1997   December 31, 1996
                                                               -----------------   -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                             $    (1,229)        $     (5,396)       $      8,363
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
          Depreciation and amortization                               10,097               10,889              10,168
          Loss (gain) on sale of property,
              plant and equipment and other assets                       (50)                  75                 373
          Provision for closed
              store reserves                                             285                  150                 226
          Special charges (credits)                                    7,867                5,567                (699)
          Deferred charges (credits)                                     (48)                 495                 808

          Changes in operating assets and liabilities:
              Decrease in restricted cash                                                                         800
              (Increase) decrease in accounts and notes
                 receivable                                              167                  304                (440)
                                                                 -----------         ------------        ------------
              (Increase) decrease in inventories                        (976)                (316)                109
              (Increase) decrease in prepaid expenses
                 and other                                               681                 (741)                975
              Increase (decrease) in trade accounts
                 payable                                                (297)              (1,211)                424
              Increase (decrease) in other payables
                 and accrued expenses                                  2,177                  241              (3,359)
              Increase (decrease) in other payables, including
                 accrued pension cost                                  1,545                  142                (123)
                                                                 -----------         ------------        ------------
                      Net cash provided by operating
                         activities                                   20,219               10,199              17,625
                                                                 -----------         ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                         (7,718)              (5,638)            (10,133)
   Expenditures charged to reserve for
      store closings                                                  (1,371)                (982)             (2,517)
   Proceeds from the sale of property, plant
      and equipment and other assets                                   1,205                  199               3,378
   Other, net                                                             16                   15                  61
                                                                 -----------         ------------        ------------
          Net cash used in investing
            activities                                                (7,868)              (6,406)             (9,211)
                                                                 -----------         ------------        ------------

                                                                    (Continued)

FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED DECEMBER 29, 1998, DECEMBER 30, 1997 AND DECEMBER 31, 1996 (DOLLARS IN THOUSANDS)

                                                               December 29, 1998   December 30, 1997   December 31, 1996
                                                               -----------------   -----------------   -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of indebtedness                                       $    (5,493)        $     (5,493)       $     (5,170)
   Issuance of indebtedness                                                                 2,551
   Other, net                                                            197                  (31)                266
                                                                 -----------         ------------        ------------
        Net cash used in financing activities                         (5,296)              (2,973)             (4,904)
                                                                 -----------         ------------        ------------
INCREASE IN CASH
   AND CASH EQUIVALENTS                                                7,055                  820               3,510

CASH AND CASH
   EQUIVALENTS AT BEGINNING OF YEAR                                    4,516                3,696                 186
                                                                 -----------         ------------        ------------
CASH AND CASH
   EQUIVALENTS AT END OF YEAR                                    $    11,571         $      4,516        $      3,696
                                                                 -----------         ------------        ------------
                                                                 -----------         ------------        ------------

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION:
   Interest paid, including $5,493, $5,493 and $3,753
       of interest classified as payment of
       indebtedness during the fiscal years
       ended December 29, 1998, December 30, 1997
       and December 31, 1996, respectively                       $     5,736         $      5,500        $      3,774
                                                                 -----------         ------------        ------------
                                                                 -----------         ------------        ------------

   Income tax paid (refunded)                                    $        --         $        (60)       $         60
                                                                 -----------         ------------        ------------
                                                                 -----------         ------------        ------------

   Pension liability adjustment                                  $       353         $       (350)       $     (2,429)
                                                                 -----------         ------------        ------------
                                                                 -----------         ------------        ------------


See accompanying notes to consolidated financial statements.

FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 29, 1998, DECEMBER 30, 1997 AND DECEMBER 31, 1996 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


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

FISCAL YEAR - The Company operates on a 52-53 week fiscal year ending on the Tuesday nearest December 31. Each of the fiscal years presented represents a 52-week year.

BUSINESS SEGMENTS - The Company operates in two vertically integrated operating segments, namely the operation of food purchasing, processing, warehousing and distribution of products and the operation of cafeterias, including food preparation and retail sales, in twelve states in the Southwest, West and Midwest areas of the United States.

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

PREPAID EXPENSES AND OTHER - As of December 29, 1998 and December 30, 1997, this account balance included prepaid rent of $0 and $580, respectively, along with other assets recorded in the ordinary course of business.

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

VALUATION OF LONG-LIVED ASSETS - Effective January 2, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). The Company recorded special charges of $419 for the year ended December 29, 1998, $2,139 for the year ended December 30, 1997 and $7,772 for the year ended December 31, 1996 to recognize the write-down of certain property, plant and equipment to estimated fair value, based on expected future cash flows. SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company groups and evaluates its assets for impairment at the individual restaurant level. The Company considers a restaurant's assets to be impaired if a forecast of undiscounted future cash flow directly related to the assets, including disposal value, if any, is less than the carrying amount.

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

ADVERTISING COSTS - Advertising costs are expensed as incurred. Total advertising expense was $3,777, $3,455 and $2,085 for the years ended December 29, 1998, December 30, 1997 and December 31, 1996, respectively.

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

UNFAVORABLE LEASES - For leases acquired through purchase, the net excess of future lease payments over the fair value of these payments is being amortized over the terms of the leases to which the differences relate.

INCOME TAXES - The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

INCOME PER SHARE - Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the year. Diluted earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding plus the number of additional shares that would have been outstanding if potentially dilutive securities had been issued. The following table reconciles the denominators of basic and diluted earnings per share for the fiscal years ended December 29, 1998, December 30, 1997 and December 31, 1996.

                             December 29,          December 30,      December 31,
                                 1998                  1997              1996
                             ------------          ------------      ------------
Weighted average common
shares outstanding            48,679,023            48,674,134        48,664,862
Options
Warrants                                                                 780,964
                              ----------            ----------        ----------
Total shares                  48,679,023            48,674,134        49,445,826
                              ----------            ----------        ----------
                              ----------            ----------        ----------

For the fiscal years 1998, 125,278 and ______ options, that could potentially dilute basic earnings per share were not included in the computation of diluted earnings per share because to do so would have been antidilutive for such fiscal years.

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

On March 2, 1995, the Company announced that the Independent Committee of the Board and the full Board of Directors had unanimously determined to recommend the following allocation of the aggregate consideration offered to existing equity holders in the Agreement in Principle: Holders of Convertible Preferred Stock would receive 1.15 shares of Common Stock (representing a 39% premium to the conversion ratio for the Convertible Preferred Stock) and 2.04 warrants to purchase Common Stock for each share of Convertible Preferred Stock held by them; holders of Class A Common Stock would receive 1.00 share of Common Stock and 1.78 warrants to purchase Common Stock for each share of Class A Common Stock held by them; and holders of Class B Common Stock would receive 0.95 shares of Common Stock (representing a 5% discount to the conversion ratio for the Class B Common Stock) and 1.69 warrants to purchase Common Stock for each share of Class B Common Stock held by them. All dividend arrearages on the Convertible Preferred Stock and the self tender offer obligation (as described in Note 5) would be eliminated in the proposed restructuring. The Board members also informed the Company that they intended to vote their shares in favor of the proposed restructuring. The proposed restructuring was subject to, among other things, the approvals of the Company's Board of Directors, stockholders and creditors and the negotiation and execution of definitive documentation.

The Restructuring became effective upon approval of the stockholders at a meeting held January 2, 1996.

The Restructuring has been accounted for in accordance with Statement of Financial Accounting Standards No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings" ("SFAS 15"), under which the transactions include both a partial settlement and modification of terms. The fair value of the Common Stock and warrants issued in connection with the Restructuring was estimated based upon discounted cash flows anticipated from the reorganized business and was recorded as partial settlement of the indebtedness. The remaining indebtedness was recorded at the sum of all future principal and interest payments and, accordingly, interest expense is no longer recognized on the restructured debt. The amounts of indebtedness subject to modification in excess of the amount recorded in accordance with SFAS 15 was recorded in the 1995 fiscal year as an extraordinary gain, net of all expenses associated with the Restructuring.

The amount of par value that was previously recorded for the Class A Common Stock, Class B Common Stock and Convertible Preferred Stock was reclassified to additional paid-in capital and the Common Stock issued upon conversion of such shares was recorded at their aggregate par value. The Company's obligation to make the $8,000 self tender offer was eliminated and this amount was reclassified to additional paid-in capital.

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

3.      OTHER PAYABLES AND ACCRUED EXPENSES

Included in other payables and accrued expenses are the following:

                                            December 29,       December 30,
                                                1998               1997
                                            ------------       ------------
     Taxes other than income taxes            $ 4,065             $ 3,999
     Salaries, wages and commissions            4,048               3,642
     Insurance                                  3,980               3,137
     Legal and accounting expenses              2,040                 210
     Rent                                       1,056               1,019
     Gift certificates outstanding              1,031                 918
     Utilities                                    534                 621
     Other payables and accrued expenses          549                 365
     Restructuring expenses                                         1,215
                                              -------             -------

                                              $17,303             $15,126
                                              -------             -------
                                              -------             -------

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

Effective December 30, 1997, as part of the payment of the cost of indemnification related to the litigation described in Note 8, the Partnership recorded $2,551 of 10.5% Notes, due December 31, 2001. Payments of interest on these notes are due each June 30 and December 31.

Long-term debt consists of the following:

                                                      Stated
                                                     Maturity      December 29,    December 30,
                                                       Date           1998            1997
                                                                   ------------    ------------
     12% Notes, including interest accrued through
     maturity of $17,882 and $23,375, respectively     2001          $63,654         $69,147
     10.5% Notes                                       2001            2,551           2,551
                                                                      66,205          71,698

     Current maturities of long-term debt                             (5,493)         (5,493)
     Long-term debt                                                  $60,712         $66,205

At December 29, 1998, the scheduled aggregate amount of all maturities of long-term debt and interest classified as long-term debt are as follows:

     1999             $  5,493
     2000                5,493
     2001               55,219
                      --------
                      $ 66,205
                      --------
                      --------

5.        STOCKHOLDERS' EQUITY

COMMON STOCK WARRANTS - At December 29, 1998, warrants to purchase 2,614,195 shares of Common Stock at $1.11 per share were outstanding, including warrants to purchase shares held by Kmart.

THE 1995 STOCK OPTION PLAN - The Board of Directors adopted, and on January 2, 1996, the stockholders approved the 1995 Stock Option Plan (the "1995 Option Plan"). The number of shares reserved under the 1995 Option Plan, after equitable adjustment for the reverse stock split approved by stockholders on March 14, 1996, is 2,702,720. A Committee of the Board of Directors administers the 1995 Option Plan, including determining the employees to whom awards will be made, the size of such awards and the specific terms and conditions applicable to awards, such as vesting periods, circumstances of forfeiture and the form and timing of payment. Grants including stock options, stock appreciation rights and restricted stock may be made to selected employees of the Company and its subsidiaries and non-employee directors of the Company. Pursuant to the provisions of the 1995 Option
Plan, on November 22, 1996, May 30, 1997 and May 28, 1998, options to purchase 6,666 shares of Common Stock were issued to each non-employee director of the Company and on June 18, 1998, options to purchase 100,000 shares of Common Stock were issued to each non-employee director of the Company. On September 27, 1998, options to purchase 750,000 shares of Common Stock were issued to Phillip Ratner, President and Chief Executive Officer of the Company. On December 8, 1998, options to purchase 1,055,000 shares of Common Stock were issued to 139 employees.

     Following is a summary of activity in the 1995 Option Plan for the three years ended December 29, 1998:

                                  Weighted Average   Exercise          Price Per
                                    Share-option      Options           Options
                                     Outstanding    Outstanding       Exercisable
                                     -----------    -----------       -----------
Balance at January 2, 1996                -               -                -
   Granted                              $1.00           39,996             -
                                                    -----------       -----------
Balance at December 31, 1996
   Granted                               1.36          526,664
   Became exercisable                     -               -              13,332
   Cancelled or expired                  1.37         (513,332)          (4,444)
                                                    -----------       -----------

Balance at December 30, 1997             1.06           53,328            8,888
   Granted                                .96        3,051,662             -
   Became exercisable                     -               -              17,776
   Cancelled or expired                   .77         (526,664)         (13,332)
                                                    -----------       -----------

Balance at December 29, 1998             1.00        2,578,326           13,332
                                                    -----------       -----------
                                                    -----------       -----------

Exercise prices for options outstanding as of December 29, 1998, ranged from $0.75 to $1.19 per share and the weighted average remaining life of the stock options was 9.8 years. The options exercisable as of December 29, 1998 have a weighted average exercise price of $1.04 per share.

The Company has elected to follow APB 25, "Accounting for Stock Issued to Employees." Since options are granted to employees at the market price on the date of grant, no compensation expense is recognized. However, SFAS
No. 123 requires presentation of pro forma net income and earnings per share as if the Company had accounted for stock options granted to employees under the fair value method of that statement.

The weighted average fair value of the individual options granted during 1998 is estimated at approximately $0.52 per share on the date of grant. The impact on net income of options issued in 1997 and 1996 is not material to the Company's consolidated results of operations.

      Had the Company determined compensation cost based on the fair value at the grant date for its stock options issued in 1998 under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                As Reported          Pro Forma
                                -----------          ---------
      Net loss                    $(1,229)            $(1,460)
      Net loss per basic and
      diluted common share         $(0.03)             $(0.03)

The fair values of options issued during 1998 were determined using a Black-Scholes option pricing model with the following assumptions applicable for the date of grant:

     Dividend yield                               -
     Volatility                              105% to 127%
     Risk-free interest rate                4.65% to 5.61%
     Expected life                             3 years

6.   INCOME TAXES

Following is a reconciliation of the expected tax expense (benefit) at the statutory tax rate of 35% to the actual tax expense (benefit) for the fiscal years ended December 29, 1998, December 30, 1997 and December 31, 1996:

                                                        December 29,  December 30,  December 31,
                                                           1998          1997          1996
                                                        ------------  ------------  ------------
Expected tax (benefit) at the statutory tax rate          $  (430)      $(1,889)      $ 2,927
Net income allocable to nonaffiliated partners                                           (401)
Tax credit                                                                                 (6)
Earnings from subsidiary sold in 1997                                      (501)
Interest expense recorded as debt reduction per
     SFAS 15                                               (1,922)       (1,922)       (1,794)
Correction of prior year's estimated taxes                                              5,084
Increase (decrease) in
     valuation allowance                                    2,344         4,179        (5,838)
Other                                                           8           133            28
                                                          -------       -------       -------
Actual tax (benefit)                                      $     -       $     -       $     -
                                                          -------       -------       -------
                                                          -------       -------       -------

Following is a summary of the types and amounts of existing temporary differences and net operating loss carry forwards at the statutory tax rate of 35%, and tax credits:

                                                  December 29, 1998       December 30, 1997
                                                  Deferred Tax            Deferred Tax
                                                  ------------            ------------
                                                  Assets    Liabilities   Assets    Liabilities
                                                  ------    -----------   ------    -----------
     Net operating loss carryforward             $ 40,782                $ 38,116
     Tax credits carryforward                       1,377                   1,377
     Reserve for store closing for
          financial statement purposes
          and not for tax purposes                  1,607                   1,636
     Other reserves                                 4,310                     496
     Excess of future lease payments over fair
          values, net of amortization                 816                     993
     Property, plant and equipment, net             6,798                  10,154
     Other temporary differences                      156    $     -          730     $     -
                                                 --------    -------     --------     -------
     Deferred tax assets and liabilities           55,846    $     -       53,502     $     -
                                                             -------                  -------
                                                             -------                  -------

     Valuation allowance                          (55,846)                (53,502)
                                                 --------                --------
     Deferred tax asset, net                     $      -                $      -
                                                 --------                --------
                                                 --------                --------

As of December 29, 1998, the Company has consolidated net operating loss carryforwards of approximately $116,521 for income tax reporting purposes that expire from 2000 through 2014. For financial reporting purposes, the income tax benefit associated with the loss carryforwards has not been recognized since, in the opinion of management, it is not likely that the full benefit of these deferred tax assets will likely not be realized. Approximately $3,700 and $8,600 of the operating loss carryforwards for income tax reporting purposes, which are subject to limited use, relate to the subsidiary operations of Cavalcade Holdings, Inc. ("Holdings") and its subsidiary, Cavalcade Foods, Inc. ("Foods"), respectively, for periods prior to their inclusion in this Company-affiliated group.

Current tax laws and regulations relating to specified changes in ownership limit the availability of the Company's utilization of Holdings' and Foods' net operating loss and tax credit carryforwards (collectively, tax attributes). A change in ownership of greater than 50% of a corporation within a three-year period causes such annual limitations to be placed into effect. Such a change in ownership is deemed to have occurred on June 24, 1993, when KL Group acquired 1,119,151 Class B Common shares and an option to purchase nearly all of the remaining Class B Common shares of the Company. This ownership change limits the utilization of the Company-affiliated group tax attributes incurred during the period March 28, 1991 through June 24, 1993 to approximately $1,200 annually. Additionally, a second change of ownership is deemed to have occurred on March 28, 1996, when the holders of 95% of the limited partner interest of the Partnership exchanged such interest for 95% of the outstanding Common Stock of the Company. As a result, net operating losses of $45,000 incurred during the period June 25, 1993 through March 28, 1996 will be limited to approximately $4,900 annually. As of December 29, 1998, the Company-affiliated group tax attributes not subject to limitation are approximately $22,149.

As of December 29, 1998, the Company has general business credit carryforwards of approximately $1,377 which have expiration dates through 2010. Approximately $74 of the general business credit carryforwards relate to Foods for periods prior to its inclusion in the Company-affiliated group. These credits are subject to limited use.

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

In 1997, the Internal Revenue Service (the "Service") and the Company settled litigation related to the federal income tax liabilities of certain of the Company's subsidiaries for the years prior to 1990. Each subsidiary agreed to tax deficiencies aggregating approximately $934, plus interest from the date such amounts are deemed payable. The Company had previously accrued liabilities to cover such amounts.

7.   EMPLOYEE BENEFIT PLANS

The Company has a noncontributory defined benefit pension plan for which benefit accruals were frozen effective June 30, 1989. The funding policy is to make the minimum annual contribution required by applicable regulations. Pension expense was $4,311 (including $4,215 in special charges), $250 and $590 for the years ended December 29, 1998, December 30, 1997 and December 31, 1996, respectively.

The Company is subject to the additional minimum liability requirements of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" ("SFAS 87"). SFAS 87 requires the recognition of an additional pension liability in the amount of the Partnership's unfunded accumulated benefit obligation in excess of accrued pension cost with an equal amount to be recognized as either an intangible asset or a reduction of equity. Based upon plan actuarial and asset information as of December 29, 1998 and December 30, 1997, the Company recorded an increase of $353 in 1998 and a decrease of $350 in 1997 to the noncurrent pension liability with corresponding offsets to stockholders' deficit.

The funded status of the plan amounts recognized in the balance sheets and major assumptions used to determine these amounts are as follows:

                                                                      Years Ended
                                                        -----------------------------------------
                                                        December 29,   December 30,  December 31,
                                                           1998           1997          1996
                                                           ----           ----          ----
Accumulated benefit obligation end of year                $18,207        $12,603       $11,948
                                                          -------        -------       -------
                                                          -------        -------       -------
Change in projected benefit obligation
  Projected benefit obligation at beginning of year       $12,603        $11,948       $14,211
  Service cost                                                  -              -             -
  Interest cost                                               832            859           903
  Actuarial (gain) loss                                     1,027            891        (1,995)
  Benefits paid                                            (1,170)        (1,095)       (1,171)
  Cost of IRS and litigation settlements                    4,915              -             -
                                                          -------        -------       -------
  Projected benefit obligation at end of year              18,207         12,603        11,948

Change in plan assets
  Fair value of plan assets at beginning of year           11,808         10,803        10,349
  Actual return on plan assets                              1,407          1,848           746
  Employer contribution                                        50            251           879
  Kmart contribution to IRS and
    litigation settlement                                     700              -             -
  Benefits paid                                            (1,170)        (1,094)       (1,171)
                                                          -------        -------       -------
  Fair value of plan assets at end of year                 12,795         11,808        10,803
                                                          -------        -------       -------
Funded status                                              (5,412)          (795)       (1,145)

Unrecognized net loss from past experience
  different from that assumed and effects of
  changes in assumptions                                    2,857          2,504         2,854

Unrecognized prior service cost                                 -              -             -
                                                          -------        -------       -------
Net amount recognized                                     $(2,555)       $ 1,709       $ 1,709
                                                          -------        -------       -------
                                                          -------        -------       -------
Amounts recognized in the statement of financial
  position consist of:
    Accrued benefit cost                                  $(5,412)       $  (795)      $(1,145)
    Intangible asset                                            -              -             -
    Accumulated other comprehensive loss                    2,857          2,504         2,854
                                                          -------        -------       -------
    Net amount recognized                                 $(2,555)       $ 1,709       $ 1,709
                                                          -------        -------       -------
                                                          -------        -------       -------
Major assumptions:

Discount rate                                                6.50%          7.00%         7.75%
Expected long-term rate of return on
  plan assets                                                9.00%          9.00%         9.00%


Effective December 29, 1998, for purposes of calculating benefit obligations, the assumed discount rate decreased from 7.00% to 6.50% to reflect the current financial market for high-quality debt instruments. There have been no other changes in the plan's major actuarial assumptions for the two years ended December 29, 1998.

The components of net periodic pension cost for the years ended December 29, 1998, December 30, 1997 and December 31, 1996 are as follows:

                                                                 1998       1997       1996
                                                                ------     -----      -------
          Service cost - benefits earned during the period      $    -     $   -      $    -
          Interest cost on projected benefit obligation            832        859        903
          Expected return on plan assets                          (886)      (806)      (764)
          Amortization of prior service cost                         -          -          -
          Amortization of transition asset                           -          -          -
          Recognized actuarial (gain) loss                         150        197        451
                                                                ------     -----      -------
          Net periodic pension cost                                 96        250        590
          Cost of IRS and litigation settlements
            (net of Kmart contribution)                          4,215
                                                                ------     -----      -------
          Total pension cost                                    $4,311     $  250     $  590
                                                                ------     -----      -------
                                                                ------     -----      -------

The Company also has a voluntary savings plan (the "401(k) plan") covering all eligible employees of the Company and its subsidiaries through which it may contribute discretionary amounts as approved by the Board of Directors. Administrative expenses paid by the Company for the years ended December 29, 1998, December 30, 1997, and December 31, 1996 amounted to $8, $8 and $7, respectively.

8.   COMMITMENTS AND CONTINGENCIES

The Partnership leases restaurant properties under various noncancelable operating lease agreements which expire between 1999 and 2015 and require various minimum annual rentals. Certain leases contain escalation clauses. Further, many leases have renewal options ranging from one five-year period to ten five-year periods. Certain of the leases also require the payment of property taxes, maintenance charges, advertising charges, insurance and parking lot charges, and additional rentals based on percentages of sales in excess of specified amounts.

In 1993, the Company entered into an amendment of a master sublease agreement pursuant to which it leased 43 properties from Kmart Corporation ("Kmart"). Pursuant to the amendment, the aggregate monthly rent was reduced by 25 percent for the period from the effective date of the amendment through and including December 31, 1997, and by 20 percent following that date and until December 31, 2001. The reductions in rent were made subject to termination by Kmart if Mr. Lewis ceased to be Chairman of the Board of Directors of the Company. Mr. Lewis was not nominated for reelection at the Company's Annual Meeting of Stockholders on May 28, 1998. Kmart in June 1998 demanded that the Company pay increased rents, which the Company has done while reserving its right to dispute Kmart's right to receive the increased rental. As a result of the increased rents, the Company will pay additional rent of approximately $1.8 million through December 31, 2001, includiong $679 thousand additional rent paid in 1998. Because the Company accounts for its rental payments under the straight-line method, the purported increase in rent through December 31, 1998 is being amortized over the remaining life of the leases, which run through December 31, 2003, December 31, 2007, June 29, 2008 and December 31, 2008.The increase in annual rent expense amounted to approximately $168 thousand for fiscal 1998 and for the fiscal 1999 will amount to approximately $288 thousand. In consideration for these lease term modifications, the Company granted Kmart warrants to purchase 1.7 million shares of Class A Common Stock of the Company on or before September 1, 2003, at $0.75 per share. As a part of the Restructuring, effective January 2, 1996, these warrants were terminated and replaced with warrants to purchase 8,108,159 shares of Common Stock on or before January 2, 2001, at $0.074 per share, and following the reverse stock split in 1996, Kmart retained warrants to purchase 540,544 shares at $1.11 per share.

The total minimum annual rental commitment and future minimum sublease rental income under noncancelable operating leases are as follows as of December 29, 1998:

                                                   Minimum      Sublease
                                                     RENT         INCOME
                                                   --------     ---------
               1999                                $ 9,004        $  980
               2000                                  9,739           893
               2001                                  9,352           861
               2002                                  8,918           686
               2003                                  6,437           472
          For the remaining terms of the leases     28,109         1,716


Total rental expense included in the statements of operations is $10,659, $11,036 and $10,916, which includes $1,075, $1,029 and $1,077 of additional rent based on net sales, for the years ended December 29, 1998, December 30, 1997 and December 31, 1996, respectively. The results of operations include sublease rent income of $899, $800 and $760 for the years ended December 29, 1998, December 30, 1997 and December 31, 1996, respectively.

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

The Company was required to indemnify certain of the defendants originally named in the Levensons' complaint, including the individual members of the Board of Directors and certain of their affiliated entities, pursuant to the Company's Certificate of Incorporation and otherwise, for any and all damages resulting from such complaint. As part of the restructuring of the 11% Notes, the Company also agreed to indemnify certain parties named as defendants in the Levensons' complaint, including the holders of the 11% Notes, KL Group, KL Park and Kmart, from and against all claims, actions, suits and other legal proceedings, damages, costs, interest, charges, counsel fees and other expenses and penalties which such entity may sustain or incur to any person whatsoever (excluding judgments in the case of KL Group and KL
Park) by reason of or arising out of the Levenson litigation. Under no circumstances was the Company to be obligated to indemnify any party for any liability resulting from such party's willful misconduct or bad faith.
During 1997, the Company recorded special charges against results of operations aggregating $4,900 to recognize the estimated cost of such indemnification. The Company negotiated agreements with each of the parties whose indemnity claim was outstanding at the end of 1997 and during fiscal 1998 either made cash payments or issued 10.5% unsecured notes (see Note 4) in satisfaction of such claims.

     The Company and certain of its subsidiaries, the Cavalcade Pension Plan, the Cavalcade Pension Plan Committee, Kmart Corporation and its pension plan and Michael Levenson have since 1996 been defendants in a lawsuit brought against them in U.S. District Court in Denver, Colorado by Robert H. Aull ("Plaintiff"), a former employee of the Company and a participant in the Cavalcade Pension Plan. The Plaintiff requested that the Court certify a class of other plaintiffs who are similarly situated and sought unspecified damages.

     The Plaintiff's allegations (all of which are disputed by the defendants in the case) included: (i) that accrued benefits under the Cavalcade Pension Plan were improperly reduced during the period from 1988 to 1993, (ii) the "freeze" of the Plan on June 30, 1989 was improper, (iii) an insufficient amount of assets was transferred from the Kmart Corporation pension plan to the Cavalcade Pension Plan in connection with the acquisition of the Company from Kmart effected by Mr. Levenson and his affiliates in 1988 and (iv) rent concessions allowed to the Company by Kmart commencing in 1993 constituted prohibited transactions that bestowed illegal benefits upon the Company and Mr. Lewis.

     The Company, the Cavalcade Pension Plan, the members of the Cavalcade Pension Plan Committee, Kmart Corporation and its pension plan have entered into a definitive settlement agreement (the "Agreement") with the plaintiff and his counsel that would resolve all outstanding claims among them. The Agreement is subject to (1) confirmation by an independent actuary of the calculations that support the proposed settlement and (2) approval of the settlement as "fair" to all members of the plaintiff class by the court after notice to all purported class members and a hearing. It is expected that the Agreement will be filed with the court shortly and that the required hearing would be completed in the late second or early third quarter of 1999. The Company is not able to provide assurance that the conditions to the proposed settlement will be satisfied or that the proposed settlement will be implemented as described herein.

     As a result of the settlement of the Aull litigation and the concurrent resolution of an IRS audit of the Plan that focused on substantially identical issues, the Company has recognized a special charge of $5,786 in the fourth quarter of 1998, of which approximately $2,200 relates to resolution of the IRS audit and is not contingent upon actuarial review or the fairness hearing in the Aull litigation.

     The anticipated cash impact of the settlement on the Company includes payment in 1999 of approximately $1,500 of expenses for legal and professional fees, with the remainder of the settlement to be paid to the Plan in future years to fund increased benefit payments to former and current employees. The settlement will not require any funding payments to the Plan by the Company in 1999 but is expected to require payments by the Company to the Plan of approximately $1,700 in 2000 and approximately $850 in 2001, with additional funding payments required in subsequent years in amounts that are expected to decline over time, subject to the overall funding status of the Plan. The Agreement provides for Kmart Corporation's pension plan to transfer $700 to the Cavalcade Pension Plan to fund a portion of the additional benefits required by the Agreement. Management does not believe that payment of these amounts in 1999 and subsequent years will have a material adverse effect on the Company's planned operations.

     The Company, in July 1998, filed a declaratory judgment lawsuit in State District Court in Lubbock, Texas, in which it asks the Court to find that the Company is not obligated to make severance payments that have been demanded by Theodore Papit, the former President and Chief Executive Officer of the Company. Mr. Papit resigned effective May 29, 1998, following the election at the Company's annual meeting of stockholders of a slate of directors proposed by Teacher's Insurance and Annuity Association of America ("TIAA"), the Company's largest stockholder at that time. He subsequently demanded payment of more than $500 of severance and other amounts that he claimed were owing to him under a President and Chief Executive Officer Agreement dated March 23, 1998. This agreement was approved by a split vote of the Board of Directors after TIAA had publicly announced that it might take action affecting the control of the Company. The Company has requested a jury trial and believes that there are a number of grounds that will support the Court in granting the requested relief, among them being that the Agreement is void as an interested party transaction that did not receive the necessary approval of independent, disinterested directors, the terms of the Agreement are not fair to the Company and the Agreement was entered into by the Company without the benefit of full disclosure by Mr. Papit and consideration by the Board of Directors of material information regarding his management of the Company.


9.    QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                         Thirteen Weeks Ended
                                        ---------------------------------------------------
                                        March 31      June 30       Sept 29     December 29
                                        ---------    --------       --------    -----------
Year ended December 29, 1998:
     Sales                               $ 46,212    $ 48,032       $ 48,011      $ 45,953
     Gross profit (1)                      32,461      33,606         33,655        31,847
     Net income (loss) (2)                  2,024       1,519          2,003        (6,775)
     Net income (loss) per common share       .04         .03            .04          (.14)

                                                       Thirteen Weeks Ended
                                        ---------------------------------------------------
                                          April 1     July 1          Sept 30   December 30
                                        ---------    --------       --------    -----------
Year ended December 30, 1997:
     Sales                               $ 47,353    $ 49,787       $ 49,376      $ 47,014
     Gross profit (1)                      32,747      34,523         34,268        32,680
     Net Income (loss) (2)                 (1,671)      1,328         (6,167)        1,114
     Net income (loss) per common share     (0.03)       0.03          (0.13)         0.02

     (1) Gross profit is computed using cost of sales including depreciation expense.
     (2)  See Note 13 Special Charges and Credits

10.      OTHER RELATED PARTY TRANSACTIONS

On June 7, 1996, the Company, Cafeteria Operators, L.P. and Kevin E. Lewis entered into the Consulting and Indemnity Agreement and General Release (the "Consulting Agreement") pursuant to which, among other things, Mr. Lewis would resign as President and Chief Executive Officer effective September 30, 1996 and would resign his position as Chairman of the Board on December 31, 1996, unless requested by the Board of Directors to continue until December 31, 1997. In September 1996, at the request of the Board of Directors, Mr. Lewis agreed to remain President and Chief Executive Officer beyond September 30, 1996 with no change to the financial terms of the Consulting Agreement. Mr. Lewis subsequently resigned as President and Chief Executive Office effective December 31, 1996 and the Board requested Mr. Lewis to continue as Chairman of the Board into 1997. After his resignation as President and Chief Executive Officer, Mr. Lewis served as a consultant to the Company until December 31, 1997. In October 1997, Mr. Lewis agreed to remain Chairman of the Board beyond December 31, 1997 until at least may 31, 1998 and in November 1997, Mr. Lewis was paid $50,000 in consideration for his agreement to remain Chairman of the Board through at leaset May 31, 1998. In addition, the Company agreed to pay Mr. Lewis $7,500 per month during the period after December 31, 1997 that he acted as Chairman of the Board. At the request of Mr. Lewis, this payment was reduced to $2,5000 per month effective April 1, 1998.

Effective January 1, 1997, Kenneth Reimer, a director of the Company from January 1996 to May 1998, assumed the duties of President and Chief Executive Officer of the Company on an interim basis. Mr. Reimer received $100 for serving in this capacity until March 27, 1997, at which time the Board named Theodore J. Papit as his permanent replacement.

In 1996 and 1997, Cactus Enterprises, Inc., a company wholly owned by Kenneth Reimer, performed certain management consulting services for the Board. Total fees and expenses paid were approximately $8, $4 and $68 in 1998, 1997 and 1996, respectively.

Pursuant to an Interim Manager Agreement, as amended, (the "Hopgood Agreement") effective June 1, 1998, between Suzanne Hopgood, Chairman of the Board of Directors, and the Company, Ms. Hopgood agreed to serve as Interim Chief Executive Officer. Ms. Hopgood received $320 for serving in this capacity until September 27, 1998 and providing other management consulting services relating to management transition, real estate and finance matters through December 29, 1998.

In settlement of the Company's indemnification obligations to the persons listed below (the "Affiliated Indemnitees") with respect to the Affiliated Indemnitees' Levenson litigation expenses, the Company entered into release agreements with, and made the additional payments noted below to, each of the Affiliated Indemnities. The Company (i) delivered to Teachers Insurance and Annuity Association of America as payee a promissory note dated January 14, 1998 in the principal sum of $756, (ii) delivered to The Northwestern Mutual Life Insurance Company as payee a promissory note dated February 24, 1998 in the principal sum of $488 and made a cash payment to The Northwestern Mutual Life Insurance Company of $6, (iii) delivered to John Hancock Mutual Life Insurance Company as payee a promissory note dated March 4, 1998 in the principal sum of $476, (iv) made a cash payment to the Mutual Life Insurance Company of New York of $218,
(v) made a cash payment to Principal Mutual Life Insurance Company of $175 and
(vi) delivered to the Equitable Life Assurance Society of the United States ("Equitable") as payee a promissory note dated March 23, 1998 in the principal sum of $830. Each of the promissory notes is due on December 31, 2001 and bears interest at the rate of 10.5% per annum. Except for Equitable, each of the Affiliated Indemnitees owned more than five percent of the Common Stock at the time the agreements were signed. Equitable is an affiliate of EQ Asset Trust 1993, a business trust that owns more than five percent of the outstanding Common Stock.

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

At December 29, 1998 and December 30, 1997, the carrying amount and the fair value of the Company's financial instruments, as determined under SFAS 107, were as follows:

                                                  December 29,    December 30,
                                                      1998            1997
                                                      ----            ----
Long-term debt, including current portion and
interest accrued through maturity:
      Carrying amount                              $  66,205        $ 71,698
      Estimated fair value                            48,324          48,324


The Company's long-term debt is held by a limited number of holders and is not actively traded, and as a result, market quotes are not readily available. The fair value of the long-term debt at December 29, 1998 and December 30, 1997 is based upon the face amount of the debt resulting from the Restructuring described in Note 2, as management believes that this is most indicative of the fair value. The carrying values of accounts receivable and accounts payable approximate fair value due to the short maturity of these financial instruments.

12.  BUSINESS SEGMENTS

The Company has two reportable segments: the operation of cafeterias, including food preparation and retail sales, and the operation of Dynamic Foods, which purchases, processes, warehouses and distributes food products and supplies to the cafeterias and external customers. These reportable segments are vertically integrated business units that offer different products and services.

The accounting policies of the segments are the same as those in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before non-recurring special charges or credits and before income tax provisions.

Following is a summary of segment information of the Company for the fiscal years ended December 29, 1998, December 30, 1997 and December 31, 1996:

                                                                                    Dynamic
                                                                     Cafeterias      Foods        Total
                                                                     ----------     -------     ---------
1998:
  External revenues                                                  $  187,162    $   1,046    $ 188,208
  Intersegment revenues                                                      --       58,380       58,380
  Depreciation and amortization                                           9,260          837       10,097
  Segment profit                                                          6,315        1,289        7,604
  Segment assets                                                         54,457       14,052       68,509
  Expenditures for segment assets                                         6,839          879        7,718
1997:
  External revenues                                                     191,783        1,747      193,530
  Intersegment revenues                                                      --       58,877       58,877
  Depreciation and amortization                                           9,870        1,019       10,889
  Segment profit                                                          4,619          751        5,370
  Segment assets                                                         52,781       13,020       65,801
  Expenditures for segment assets                                         5,466          172        5,638
1996:
  External revenues                                                     193,662        3,534      197,196
  Intersegment revenues                                                      --       59,959       59,959
  Depreciation and amortization                                           9,162        1,006       10,168
  Segment profit                                                          5,963        1,505        7,468
  Segment assets                                                         60,852       14,407       75,259
  Expenditures for segment assets                                         9,867          266       10,133

Following is a reconciliation of reportable segments to the Company's consolidated totals for the fiscal years ended December 29, 1998, December 30, 1997 and December 31, 1996:

                                           December 29,    December 30,    December 31,
                                               1998            1997           1996
                                           ------------    ------------    ------------
Revenues
  Total revenues of reportable segments    $    246,588    $    252,407    $    257,155
  Elimination of inter-segment revenue          (58,380)        (58,877)        (59,959)
                                           ------------    ------------    ------------
      Total consolidated revenues          $    188,208    $    193,530    $    197,196
                                           ------------    ------------    ------------
                                           ------------    ------------    ------------
Profit (loss)
  Total profit of reportable segments      $      7,604    $      5,370    $      7,468
  Elimination of inter-segment profit                -               -               -
                                           ------------    ------------    ------------
      Total consolidated profit            $      7,604    $      5,370    $      7,468
                                           ------------    ------------    ------------
                                           ------------    ------------    ------------
Assets
  Total assets of reportable segments      $     68,509    $     65,801    $     75,259
  Elimination of inter-segment assets                -               -               -
                                           ------------    ------------    ------------
      Total consolidated assets            $     68,509    $     65,801    $     75,259
                                           ------------    ------------    ------------
                                           ------------    ------------    ------------

13.      SPECIAL CHARGES AND CREDITS

The operating loss for the thirteen week period ended December 29, 1998 includes special charges aggregating $7,973, which includes $6,205 of charges related to the settlement of litigation, $1,477 of charges related to adjustments to closed store reserves and the write-down of property, plant and equipment and $291 of charges related to the writeoff of the deferred costs associated with warrants.

Operating income for the thirteen week period ended June 30, 1998 includes special charges of $610 related to the cost of the proxy contest for the election of the Board of Directors.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instruction G(3) of Form 10-K, information required by this item is furnished by incorporation by reference of information in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders under the captions "Proposal 1 - Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Officers."

Item 11.  EXECUTIVE COMPENSATION

     Pursuant to General Instruction G(3) of Form 10-K, information required by this item is furnished by incorporation by reference of information found in the Company's Definitive Proxy Statement for its 1999 Annual Meeting of Stockholders under the caption "Excecutive Compensation," subcaptions "Summary Compensation Table," "Option Plan," "Option Grants," "Director Options," "Director Fees," "Employment Contracts and Termination of Employment and Change of Common Agreements," "Compensation Committee Interlocks," "Board Compensation Committee Report on Executive Compensation" and "Comparison of Cumulative Total Return of Company Stock, Industry Index and Broad Market."

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Pursuant to General Instruction G(3) of Form 10-K, information required by this item is furnished by incorporation by reference of all information under the caption "Executive Compensation," subcaption "Transactions with Management and Others" in the Company's Definitive Proxy Statement for its 1999 Annual Meeting of Stockholders.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to General Instruction G(3) of Form 10-K, information required by this item is furnished by incorporation by reference of all information under the caption "Executive Compensation," subcaption "Transactions with Management and Others" in the Company's Definitive Proxy Statement for its 1999 Annual Meeting of Stockholders.

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

     (b)  REPORTS ON FORM 8-K

          During the fourth quarter of 1998, the Company filed on Form 8-K, including the Employment Agreement, the Indemnification Agreement and the Nonqualified Stock Option Agreement, each between Phillip Ratner and Furr's/Bishop's, Incorporated.

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

10.3 General Release, entered into as of December 31, 1997, among Kevin E. Lewis, Cafeteria Operators, L.P. and Furr's/Bishop's, Incorporated, incorporated by reference from the Registration Statement on Form S-1 of Cafeteria Operators, L.P. (File No. 333-4578).

10.4 Master Sublease Agreement, dated as of December 1, 1986, between Kmart Corporation and Cafeteria Operators, L.P. (as successor in interest to Furr's Cafeterias, Inc.), incorporated by reference from the Registration Statement on Form S-1 of Cavalcade Foods, Inc., Furr's Cafeterias, Inc. and Bishop Buffets, Inc. (File No. 33-11842).

10.5 Amendment, with respect to the Master Sublease Agreement, dated as of December 1, 1993, between Kmart Corporation and Cafeteria Operators, L.P., incorporated by reference from the Registrant's Form 8-K dated November 15, 1993.

10.6 1995 Stock Option Plan of Furr's/Bishop's, Incorporated, incorporated by reference from Annex B of the Prospectus included in the Registrant's Registration Statement on Form S-4 (File No. 33-92236).

10.7 President and Chief Executive Officer Agreement, effective as of March, 1998, between Theodore J. Papit and Furr's/Bishop's, Incorporated.

10.8 Chairman of the Board Extension Agreement, effective January 1, 1998, among Kevin E. Lewis, Cafeteria Operators, L.P. and Furr's/Bishop's, Incorporated, incorporated by reference from the Registration Statement on Form S-1 of Cafeteria Operators, L.P. (File No. 333-4578).

10.9 Interim Manager Agreement, effective as of June 1, 1998, between Suzanne Hopgood and Furr's/Bishop's, Incorporated, incorporated by reference from Furr's/Bishop's, Incorporated's Form 10-Q for the fiscal quarter ended June 30, 1998.

10.10 First Amendment to 1995 Stock Option Plan, dated as of June 18, 1998, incorporated by reference from Furr's/Bishop's, Incorporated's Form 10-Q for the fiscal quarter ended June 30, 1998.

10.11 Employment Agreement, dated as of September 27, 1998, between Phillip Ratner and Furr's/Bishop's, Incorporated, incorporated by reference from Furr's/Bishop's, Incorporated's Form 8-K dated October 2, 1998.

10.12 Indemnification Agreement, dated as of September 27, 1998, between Phillip Ratner and Furr's/Bishop's, Incorporated, incorporated by reference from Furr's/Bishop's, Incorporated's Form 8-K dated October 2, 1998.

10.13 Nonqualified Stock Option Agreement, effective as of September 16, 1998, between Phillip Ratner and Furr's/Bishop's, Incorporated, incorporated by reference from Furr's/Bishop's, Incorporated's Form 8-K dated October 2, 1998.

21.0   Subsidiaries of the Registrant.

23.1   Consent of KPMG LLP, as independent certified public accountants.

27.0   Financial Data Schedule.

                                      SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       FURR'S/BISHOP'S, INCORPORATED

DATE:  March 25, 1999                    /s/ PHILLIP RATNER
                                       ---------------------------------------
                                       Phillip Ratner
                                       President and
                                       Chief Executive Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Furr's/Bishop's, Incorporated and on the dates indicated.


DATE: March 25, 1999                     /s/  Suzanne Hopgood
                                       --------------------------------------
                                       Suzanne Hopgood
                                       Director, Chairman of
                                       the Board

DATE: March 25, 1999                     /s/ Jacob C. Baum
                                       --------------------------------------
                                       Jacob C. Baum
                                       Director


DATE: March 25, 1999                     /s/ Ben Evans
                                       --------------------------------------
                                       Ben Evans
                                       Director


DATE: March 25, 1999                     /s/ Margaret Bertelsen Hampton
                                       --------------------------------------
                                       Margaret Bertelsen Hampton
                                       Director


DATE: March 25, 1999                     /s/ Damien Kovary
                                       --------------------------------------
                                       Damien Kovary
                                       Director


DATE: March 25, 1999                     /s/ William J. Nightingale
                                       --------------------------------------
                                       William J Nightingale
                                       Director


DATE: March 25, 1999                     /s/ Gilbert C. Osnos
                                       --------------------------------------
                                       Gilbert C. Osnos
                                       Director

DATE: March 25, 1999                     /s/ Max Pine
                                       --------------------------------------
                                       Max Pine
                                       Director


DATE: March 25, 1999                     /s/ Barry W. Ridings
                                       --------------------------------------
                                       Barry W. Ridings
                                       Director


DATE: March 25, 1999                     /s/ Alton R. Smith
                                       --------------------------------------
                                       Alton R. Smith
                                       Principal Accounting Officer