Form 10-Q
period 1999-03-30
FURRS BISHOPS INC
filed 1999-05-11
CIK 872548

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 30, 1999

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 1-10725

                          FURR'S/BISHOP'S, INCORPORATED

          INCORPORATED IN DELAWARE       I.R.S. EMPLOYER IDENTIFICATION
                                                 NO.75-2350724

       3001 E. PRESIDENT GEORGE BUSH HWY., STE. 200, RICHARDSON, TX 75082

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (972)808-2923


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

     As of May 7, 1999, there were 48,789,544 shares of Common Stock outstanding.

                          FURR'S/BISHOP'S, INCORPORATED


                                      INDEX


     PART I.   FINANCIAL INFORMATION                                 PAGE


      Item 1.  Financial Statements


               Condensed Consolidated Balance Sheets -
               March 30, 1999(Unaudited) and December 29, 1998         3

               Unaudited Condensed Consolidated Statements
               of Operations - For the thirteen weeks
               ended March 30, 1999 and March 31, 1998                 5

               Unaudited Condensed Consolidated Statement of
               Stockholders' Deficit - For the thirteen weeks ended
               March 30, 1999                                          6

               Unaudited Condensed Consolidated Statements of
               Cash Flows - For the thirteen weeks ended
               March 30, 1999 and March 31, 1998                       7

               Notes to Unaudited Condensed Consolidated
               Financial Statements                                    8


      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    11

     PART II.  OTHER INFORMATION                                      15

SIGNATURES



                 FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except par value amounts)




                                                      March 30,    December 29,
                                                        1999          1998
                                                     -----------   -----------
                                                     (Unaudited)
Assets

Current assets:
     Cash and cash equivalents                       $    12,004    $   11,571
     Accounts and notes receivable, net                      853           715
     Inventories                                           6,655         7,014
     Prepaid expenses and other                            1,195           441
                                                     -----------   -----------
          Total current assets                            20,707        19,741

Property, plant and equipment, net                        48,117        48,320
Other assets                                                 781           448
                                                     -----------   -----------
                                                     $    69,605   $    68,509
                                                     ===========   ===========

























See accompanying notes to unaudited condensed consolidated financial statements.
                                                  (Continued on following page)


                 FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                (dollars in thousands, except par value amounts)



                                                      March 30,    December 29,
                                                        1999          1998
                                                     -----------   -----------
                                                     (Unaudited)
Liabilities and Stockholders' Deficit

Current liabilities:
     Current maturities of long-term debt            $     5,493    $    5,493
     Trade accounts payable                                5,140         3,990
     Other payables and accrued expenses                  16,426        17,303
     Reserve for store closings - current                  1,224         1,316
                                                     -----------   -----------
          Total current liabilities                       28,283        28,102

Reserve for store closings, net of current portion         3,074         3,280
Long-term debt, net of current portion                    60,712        60,712
Other payables                                            15,557        15,697
Excess of future lease payments over fair value,
     net of amortization                                   2,226         2,330

Commitments and contingencies

Stockholders' deficit:
     Preferred stock, $.01 par value; 5,000,000
          shares authorized, none issued
     Common stock, $.01 par value; 65,000,000
          shares authorized, 48,789,533 and
          48,736,606 issued and outstanding
          in 1999 and 1998, respectively                     488           487
     Additional paid-in capital                           55,996        55,938
     Accumulated other comprehensive loss                 (2,857)       (2,857)
     Accumulated deficit                                 (93,874)      (95,180)
                                                     -----------   -----------
          Total stockholders' deficit                    (40,247)      (41,612)
                                                     -----------   -----------

                                                     $    69,605    $   68,509
                                                     ===========   ===========









See accompanying notes to unaudited condensed consolidated financial statements.


                 FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)


                                                     Thirteen weeks ended
                                                   -------------------------
                                                    March 30,     March 31,
                                                      1999          1998
                                                   -----------   -----------
Sales                                              $    46,003   $    46,212

Costs and expenses:
     Cost of sales (excluding depreciation)             13,659        13,548
     Selling, general and administrative                27,973        28,083
     Depreciation and amortization                       2,427         2,513
     Special charge                                        566
                                                   -----------   -----------
                                                        44,625        44,144
                                                   -----------   -----------
Operating income                                         1,378         2,068

Interest expense                                            72            44
                                                   -----------   -----------
Net income                                         $     1,306   $     2,024
                                                   ===========   ===========

Weighted average number of shares
     of common stock outstanding:
     Basic                                          48,775,186    48,675,168
                                                   ===========   ===========
     Diluted                                        49,158,855    48,675,168
                                                   ===========   ===========

Net income per share:
     Basic                                         $      0.03   $      0.04
                                                   ===========   ===========
     Diluted                                       $      0.03   $      0.04
                                                   ===========   ===========














See accompanying notes to unaudited condensed consolidated financial statements.


                 FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                   FOR THE THIRTEEN WEEKS ENDED March 30, 1999
                             (dollars in thousands)


                                         Additional
                              Additional    Other                    Total
                       Common  Paid-In  Comprehensive Accumulated Stockholders'
                       Stock   Capital      Loss        Deficit     Deficit
                       ------ ---------- ------------ ----------- ------------
Balance at
 December 29, 1998     $  487 $   55,938 $    (2,857) $  (95,180) $   (41,612)

Warrants exercised          1         58                                   59

Net income                                                 1,306        1,306
                       ------ ---------- ------------ ----------- ------------
Balance at
 March 30, 1999        $  488 $   55,996 $    (2,857) $  (93,874) $   (40,247)
                       ====== ========== ============ =========== ============
































See accompanying notes to unaudited condensed consolidated financial statements.


                 FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                                       Thirteen weeks ended
                                                     -------------------------
                                                      March 30,     March 31,
                                                        1999          1998
                                                     -----------   -----------
Cash flows from operating activities:
  Net income                                         $     1,306   $     2,024
    Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                       2,427         2,513
       (Gain)/loss on disposition of assets                 (154)            5
       Other, net                                            (47)          154
       Changes in operating assets and liabilities:
         Accounts and notes receivable                       (13)           11
         Inventories                                         359          (231)
         Prepaid expenses and other                         (754)         (311)
         Trade accounts payable, other payables,
           accrued expenses and other liabilities            273          (262)
                                                     -----------   -----------
       Net cash provided by operating activities           3,397         3,903
                                                     -----------   -----------
Cash flows from investing activities:
  Purchases of property, plant and equipment              (3,080)       (1,719)
  Expenditures charged to reserve for store closings        (351)         (405)
  Proceeds from the sale of property, plant and
   equipment                                                 780           184
  Other, net                                                 (13)           (6)
                                                     -----------   -----------
       Net cash from investing activities                 (2,664)       (1,946)
                                                     -----------   -----------
Cash flows from financing activities:
  Payment of indebtedness                                      -        (2,746)
  Other, net                                                (300)          (55)
                                                     -----------   -----------
       Net cash from financing activities                   (300)       (2,801)
                                                     -----------   -----------
  Increase/(decrease) in cash and cash equivalents           433          (844)

  Cash and cash equivalents at beginning of period        11,571         4,516
                                                     -----------   -----------
  Cash and cash equivalents at end of period         $    12,004   $     3,672
                                                     ===========   ===========
Supplemental disclosure of cash flow information:
 Interest paid, including $2,746 of interest in 1998
    classified as payment of indebtedness            $         2   $     2,748
                                                     ===========   ===========
 Non-cash investing activity: note receivable
    for sale of assets                               $       125   $        -
                                                     ===========   ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                 FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A:  Summary of Significant Accounting Policies

    Furr's/Bishop's, Incorporated, a Delaware corporation (the "Company"), currently operates 98 cafeterias and a buffet through its subsidiary Cafeteria Operators, L.P., a Delaware limited partnership (together with its subsidiaries, the "Partnership"). The financial statements presented herein are the unaudited condensed consolidated financial statements of the Company and its majority owned subsidiaries.

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements, and notes thereto, which are included in the Company's Form 10-K for the year ended December 29, 1998. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation.

    The results of operations for the thirteen weeks ended March 30, 1999 may not be indicative of the results that may be expected for the fiscal year ending December 28, 1999.

    The following table reconciles the denominators of basic and diluted earnings per share for the thirteen week periods ended March 30, 1999 and March 31, 1998.

                                                      March 30,     March 31,
                                                        1999          1998
                                                     ----------    ----------
Weighted average common shares outstanding-basic     48,775,186    48,675,168
Options                                                 338,657
Warrants                                                 45,012
                                                     ----------    ----------
Weighted average common shares outstanding-diluted   49,158,855    48,675,168
                                                     ==========    ==========


NOTE B:  Income Tax

    During the thirteen week periods ended March 30, 1999 and March 31, 1998, the Company had a net loss for income tax purposes. The resulting tax benefit from the net operating loss has been offset by an increase in the tax valuation allowance in both periods.

NOTE C:  Special Charge

    The thirteen weeks ended March 30, 1999 includes a special charge of $566,000 for the costs associated with the move of the Company's support center from Lubbock, Texas to Richardson, Texas.


NOTE D:  Business Segment

Following is a summary of segment information of the Company for the thirteen weeks ended March 30, 1999 and March 31, 1998:

                                        Cafeterias  Dynamic Foods    Total
                                        ----------  -------------  ----------
1999:
   External revenues                    $   45,763  $         240  $   46,003
   Intersegment revenues                       -           14,595      14,595
   Depreciation and amortization             2,186            241       2,427
   Segment profit                            1,082            224       1,306

1998:
   External revenues                        45,962            250      46,212
   Intersegment revenues                       -           14,119      14,119
   Depreciation and amortization             2,310            203       2,513
   Segment profit                            1,696            328       2,024


Following is a reconciliation of reportable segments to the Company's consolidated totals for the thirteen weeks ended March 30, 1999 and March 31, 1998:

                                                    March 30,     March 31,
                                                      1999          1998
                                                   -----------   -----------
Revenues
   Total revenues of reportable segments           $    60,598   $    60,331
   Elimination of inter-segment revenue                (14,595)      (14,119)
                                                   -----------   -----------
      Total consolidated revenues                  $    46,003   $    46,212
                                                   ===========   ===========


NOTE E:  New Accounting Pronouncements

    On January 1, 1999, the Company adopted the American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires companies to capitalize certain internal-use software costs once certain criteria are met. Adoption of this statement did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

    On January 1, 1999, the Company adopted the American Institute of Certified Public Accountants SOP 98-5, "Reporting on the Costs of Start-up Activities". SOP 98-5 requires costs of start-up activities to be expensed when incurred. Adoption of this statement did not have a material impact on the Company's consolidated financial position, results or operations or cash flows.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Thirteen Weeks Ended March 30, 1999 Compared to Thirteen Weeks Ended March 31, 1998

    Results of operations. Sales for the first fiscal quarter of 1999 were $46.0 million, a decrease of $209 thousand from the same quarter of 1998. Operating income for the first quarter of 1999 was $1.4 million compared to $2.1 million in the comparable period in the prior year. The operating results of the first quarter of 1999 included a special charge of $566 thousand for the costs associated with the move of the Company's support center from Lubbock, Texas to Richardson, Texas. The net income for the first quarter of 1999 was $1.3 million compared to $2.0 million in the first quarter of 1998.

    Sales. Restaurant sales in comparable units increased $1.3 million, or 2.94% in the first quarter of 1999 over the same quarter of 1998. Sales for the first fiscal quarter were $1.5 million lower than the same period of the prior year due to there being a net of four fewer units included in operating results. Sales by Dynamic Foods to third parties were $10 thousand lower in the first quarter of 1999 than the first quarter of the prior year.

    Cost of sales. Excluding depreciation, cost of sales were 29.7% of sales for the first quarter of 1999 as compared to 29.3% for the same quarter of 1998. The increase in the percentage of sales was the result of higher product costs.

    Selling, general and administrative. Selling, general and administrative ("SG&A") expense was lower in the aggregate by $111 thousand in the first quarter of 1999 as compared to 1998 due partially to there being fewer units included in the operating results. The change in SG&A expense included an increase of $236 thousand in marketing expense and $467 thousand in labor and related benefits and a decrease of $140 thousand in utility expenses.

    Depreciation and amortization. Depreciation and amortization expense was lower by $86 thousand in the first quarter of 1999 due primarily to lower depreciation on property, plant and equipment having been previously written down in accordance with SFAS121.

    Special charge.   Income from operations for the quarter ended March 30,
1999 included a special charge of $566 thousand for the costs associated with the move of the Company's support center from Lubbock, Texas to Richardson, Texas.

    Interest expense. In accordance with Statement of Financial Accounting Standards No. 15, the Company's debt that was restructured at January 2, 1996 was recorded at the sum of all future principal and interest payments and there is no recognition of interest expense thereon.

                       LIQUIDITY AND CAPITAL RESOURCES OF
                 FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES


    During the thirteen weeks ended March 30, 1999, cash provided by operating activities of the Company was $3.4 million compared to $3.9 million in the same period of 1998. The Company made capital expenditures of $3.1 million during the first thirteen weeks of 1999 compared to $1.7 million during the same period of 1998. Cash, temporary investments and marketable securities were $12.0 million at March 30, 1999 compared to $3.7 million at March 31, 1998.
The current ratio of the Company was .73:1 at March 30, 1999 compared to .48:1 at March 31, 1998 and .70:1 at December 29, 1998. The Company's total assets at March 30, 1999 aggregated $69.6 million, compared to $64.4 million at March 31, 1998 and $68.5 million at December 29, 1998.

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

    Total scheduled maturities of long-term debt and interest classified as long-term debt of the Company and its subsidiaries over the next three calendar years are: $5.5 million in 1999, $5.5 million in 2000 and $55.2 million in 2001.

    The Company has outstanding $63.7 million of 12% Notes due December 31, 2001, which includes $17.9 million of interest to maturity. Under the terms of the indenture covering the 12% Notes, a semi-annual cash interest payment of approximately $2.7 million is due on each March 31 and September 30. The obligations of the Company under the 12% Notes are secured by a security interest in and a lien on all of the personal property of the Partnership and mortgages on all fee and leasehold properties of the Partnership (to the extent such properties are mortgageable).

    The Company has outstanding $2.5 million of 10.5% Notes due December 31, 2001. A semi-annual cash interest payment of approximately $134 thousand is due on each June 30 and December 31.

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

    The Company believes that it has identified all significant digital systems and applications that will require modification to ensure Year 2000 compliance. The Company has commenced the process of modifying, upgrading and replacing any digital systems that have been assessed as adversely affected, and estimates that its compliance activities will be substantially completed no later than the second quarter of 1999. The Company estimates that the total costs of this effort during the 1998 and 1999 fiscal years will be less than $500,000, which is being funded through operating cash flows. These estimates are based on management's assumptions regarding future events, including the continued availability of necessary resources and the effectiveness of hardware and software solutions provided by third parties and by the Company's information technology staff.

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

    The Company is in the process of preparing contingency plans to address the possibility of significant performance failures by its material vendors, which will include an analysis of advisable cash and inventory levels and identification of alternative suppliers of critical goods and services. These plans are expected to be completed by July 31, 1999. There is no assurance that the Company can adequately plan for contingencies that may be associated with Year 2000 failures by these third parties, or that alternative suppliers will be available and themselves unaffected by Year 2000 Problems. In particular, management is not able to predict with any assurance the effect of Year 2000 Problems in the food product industry or among the suppliers of utilities such as electricity, water and telecommunications to the Company, and specifically to its Dynamic Foods operation. An interruption of the operation of Dynamic Foods could require the Company to close its restaurants until service can be resumed.

    The discussion in "Management's Discussion and Analysis of Financial Conditions and Results of Operations" of the Company's plans, and management's expectations, relating to the Company's business, including Year 2000 compliance, as well as other portions of this report, includes certain statements that may constitute "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995). Words such as "anticipate," "estimate," "project" and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including without limitation those discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report.

Should one or more of these risks materialize, or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated, estimated or projected. Prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company assumes no obligation to update any such forward looking statements.

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

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceeding

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

         The Company, the Cavalcade Pension Plan, the members of the Cavalcade Pension Plan Committee, Kmart Corporation and its pension plan have entered into a definitive settlement agreement (the "Agreement") with the plaintiff and his counsel that would resolve all outstanding claims among them. The Agreement is subject to (1) confirmation by an independent actuary of the calculations that support the proposed settlement and (2) approval of the settlement as "fair" to all members of the plaintiff class by the court after notice to all purported class members and a hearing. The Agreement has been filed with the court and the required hearing should be completed by the end of the second quarter of 1999. The Company is not able to provide assurance that the conditions to the proposed settlement will be satisfied or that the proposed settlement will be implemented as described herein.

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

         The Company filed a declaratory judgment lawsuit in the State District Court in Lubbock, Texas, in which it asks the Court to find that the Company is not obligated to make severance payments that have been demanded by Theodore Papit, the former President and CEO of the Company. Mr. Papit submitted his resignation on May 28, 1998, following the election at the Company's annual meeting of shareholders of a slate of directors proposed by Teacher's Insurance and Annuity Association of American ("TIAA"), the Company's largest shareholder at that time. He subsequently demanded payment of more than $500,000 of severance and other amounts that he claimed were owing to him under a "President and Chief Executive Officer Agreement" dated March 23, 1998. This Agreement was approved by a split vote of the Board of Directors after TIAA had publicly announced that it might take action affecting the control of the Company. The Company has requested a jury trial and believes that there are a number of grounds that will support the Court in granting the requested relief, among them being that the Agreement is void as an interested party transaction that did not receive the necessary approval of independent, disinterested directors, the terms of the Agreement are not fair to the Company and the Agreement was entered into by the Company without the benefit of full disclosure by Mr. Papit and consideration by the Board of Directors of material information regarding his management of the Company.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




    FURR'S/BISHOP'S, INCORPORATED           FURR'S/BISHOP'S, INCORPORATED



BY: /s/ Phillip Ratner                      /s/ Dawn N. Rosignol
    -------------------------------         -------------------------------
    Phillip Ratner                          Dawn N. Rosignol
    President and Chief Executive Officer   Chief Accounting Officer




DATE:  May 10, 1999