Form 10-Q
period 1999-06-29
FURRS BISHOPS INC
filed 1999-08-10
CIK 872548

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 29, 1999

                                      OR

           [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 1-10725

                         FURR'S/BISHOP'S, INCORPORATED

         INCORPORATED IN DELAWARE       I.R.S. EMPLOYER IDENTIFICATION
                                                  NO.75-2350724

    3001 E. PRESIDENT GEORGE BUSH HIGHWAY, SUITE 200, RICHARDSON, TX 75082

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (972) 808-2923


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

     As of August 5, 1999 there were 48,789,544 shares of Common Stock outstanding.




                                 Page 1 of 20
                       Exhibit Index Located on Page 19

                FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES


                                     INDEX


     PART I.   FINANCIAL INFORMATION                                PAGE


      Item 1.  Financial Statements


               Condensed Consolidated Balance Sheets -
               June 29, 1999(Unaudited) and December 29, 1998          3

               Unaudited Condensed Consolidated Statements
               Of Operations - For the thirteen weeks
               ended June 29, 1999 and June 30, 1998                   5

               Unaudited Condensed Consolidated Statements
               of Operations - For the twenty-six weeks
               ended June 29, 1999 and June 30, 1998                   6

               Unaudited Condensed Consolidated Statement of
               Stockholders' Deficit - For the twenty-six weeks
               ended June 29, 1999                                     7

               Unaudited Condensed Consolidated Statements
               of Cash Flows - For the twenty-six weeks
               ended June 29, 1999 and June 30, 1998                   8

               Notes to Unaudited Condensed Consolidated
               Financial Statements                                    9


      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    11


     PART II.  OTHER INFORMATION                                      17

SIGNATURES



                FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (dollars in thousands, except par value amounts)




                                                      June 29,     December 29,
                                                        1999          1998
                                                     -----------   -----------
                                                     (Unaudited)
Assets

Current assets:
     Cash and cash equivalents                       $     9,509   $    11,571
     Accounts and notes receivable, net                    1,017           715
     Inventories                                           6,680         7,014
     Prepaid expenses and other                            1,115           441
                                                     -----------   -----------
          Total current assets                            18,321        19,741

Property, plant and equipment, net                        49,237        48,320
Other assets                                                 785           448
                                                     -----------   -----------
                                                     $    68,343   $    68,509
                                                     ===========   ===========

























See accompanying notes to unaudited condensed consolidated financial statements.
                                                  (Continued on following page)


                FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
               (dollars in thousands, except par value amounts)



                                                      June 29,     December 29,
                                                        1999          1998
                                                     -----------   -----------
                                                     (Unaudited)
Liabilities and Stockholders' Deficit

Current liabilities:
     Current maturities of long-term debt            $     5,493   $     5,493
     Trade accounts payable                                4,482         3,990
     Other payables and accrued expenses                  17,085        17,303
     Reserve for store closings - current                  1,193         1,316
                                                     -----------   -----------
          Total current liabilities                       28,253        28,102

Reserve for store closings, net of current portion         2,868         3,280
Long-term debt, net of current portion                    57,966        60,712
Other long-term liabilities                               16,144        15,697
Excess of future lease payments over fair value,
     net of amortization                                   2,128         2,330

Stockholders' deficit:
     Preferred stock, $.01 par value; 5,000,000
          shares authorized, none issued
     Common stock, $.01 par value; 65,000,000
          shares authorized, 48,789,544 and
          48,736,606 issued and outstanding
          in 1999 and 1998, respectively                     488           487
     Additional paid-in capital                           55,996        55,938
     Accumulated other comprehensive loss                 (2,857)       (2,857)
     Accumulated deficit                                 (92,643)      (95,180)
                                                     -----------   -----------
          Total stockholders' deficit                    (39,016)      (41,612)
                                                     -----------   -----------

                                                     $    68,343   $    68,509
                                                     ===========   ===========











See accompanying notes to unaudited condensed consolidated financial statements.


                FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (dollars in thousands, except per share amounts)


                                                     Thirteen weeks ended
                                                   -------------------------
                                                     June 29,      June 30,
                                                      1999          1998
                                                   -----------   -----------
Sales                                              $    47,196   $    48,032

Costs and expenses:
     Cost of sales (excluding depreciation)             13,953        14,218
     Selling, general and administrative                29,493        29,101
     Depreciation and amortization                       2,444         2,514
     Net special charges                                   -             610
                                                   -----------   -----------
                                                        45,890        46,443
                                                   -----------   -----------
Operating income                                         1,306         1,589

Interest expense                                            75            70
                                                   -----------   -----------
Net income                                         $     1,231   $     1,519
                                                   ===========   ===========
Weighted average number of shares
     of common stock outstanding:
     Basic                                          48,789,405    48,675,601
                                                   ===========   ===========
     Diluted                                        48,897,282    48,675,601
                                                   ===========   ===========

Net income per share:
     Basic                                         $      0.03   $      0.03
                                                   ===========   ===========
     Diluted                                       $      0.03   $      0.03
                                                   ===========   ===========















See accompanying notes to unaudited condensed consolidated financial statements.


                FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (dollars in thousands, except per share amounts)


                                                    Twenty-six weeks ended
                                                   -------------------------
                                                     June 29,      June 30,
                                                      1999          1998
                                                   -----------   -----------
Sales                                              $    93,199   $    94,244

Costs and expenses:
     Cost of sales (excluding depreciation)             27,612        27,766
     Selling, general and administrative                57,466        57,184
     Depreciation and amortization                       4,871         5,027
     Net special charges                                   566           610
                                                   -----------   -----------
                                                        90,515        90,587
                                                   -----------   -----------
Operating income                                         2,684         3,657

Interest expense                                           147           114
                                                   -----------   -----------
Net income                                         $     2,537   $     3,543
                                                   ===========   ===========

Weighted average number of shares
     of common stock outstanding:
     Basic                                          48,781,921    48,675,384
                                                   ===========   ===========
     Diluted                                        48,975,477    48,675,384

Net income (loss) per share:
     Basic                                         $      0.05   $      0.07
                                                   ===========   ===========
     Diluted                                       $      0.05   $      0.07
                                                   ===========   ===========















See accompanying notes to unaudited condensed consolidated financial statements.


                FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
      UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                 FOR THE TWENTY-SIX WEEKS ENDED June 29, 1999
                            (dollars in thousands)


                                        Additional
                            Additional     Other                    Total
                     Common  Paid-In   Comprehensive Accumulated Stockholders'
                     Stock   Capital       Loss        Deficit     Deficit
                     ------ ---------- ------------- ----------- ------------
Balance at
 December 29, 1998   $  487 $   55,938 $     (2,857) $  (95,180) $   (41,612)

Warrants exercised        1         58                                    59

Net income                                                2,537        2,537
                     ------ ---------- ------------- ----------- ------------
Balance at
 June 29, 1999       $  488 $   55,996 $     (2,857) $  (92,643) $   (39,016)
                     ====== ========== ============= =========== ============
































See accompanying notes to unaudited condensed consolidated financial statements.


                FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)
                                                      Twenty-six weeks ended
                                                     -------------------------
                                                       June 29,      June 30,
                                                        1999          1998
                                                     -----------   -----------
Cash flows from operating activities:
  Net income                                         $     2,537   $     3,543
    Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                       4,871         5,027
       Gain on disposition of assets                        (208)          (42)
       Other, net                                            358           237
       Changes in operating assets and liabilities:
         Accounts and notes receivable                      (177)           (4)
         Inventories                                         334            74
         Prepaid expenses and other                         (674)         (505)
         Trade accounts payable, other payables,
           accrued expenses and other liabilities            274         1,715
                                                     -----------   -----------
       Net cash provided by operating activities           7,315        10,045
                                                     -----------   -----------
Cash flows used in investing activities:
  Purchases of property, plant and equipment              (8,124)       (4,155)
  Expenditures charged to reserve for store closings        (649)         (669)
  Proceeds from the sale of property, plant and
   equipment                                               2,215         1,100
  Other, net                                                 (15)           14
                                                     -----------   -----------
       Net cash used in investing activities              (6,573)       (3,710)
                                                     -----------   -----------
Cash flows used in financing activities:
  Payment of indebtedness                                 (2,746)       (2,746)
  Other, net                                                 (58)          (55)
                                                     -----------   -----------
       Net cash used in financing activities              (2,804)       (2,801)
                                                     -----------   -----------
  Increase(decrease) in cash and cash equivalents         (2,062)        3,534

  Cash and cash equivalents at beginning of period        11,571         4,516
                                                     -----------   -----------
  Cash and cash equivalents at end of period         $     9,509   $     8,050
                                                     ===========   ===========
Supplemental disclosure of cash flow information:
 Interest paid, including $2,746 of interest in 1999
    and 1998 classified as payment of indebtedness   $     2,887   $     2,748
                                                     ===========   ===========
Non-cash investing activity:
 Note receivable for sale of asset                   $       125   $     -
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

     The results of operations for the twenty-six weeks ended June 29, 1999 may not be indicative of the results that may be expected for the fiscal year ending December 28, 1999.

     The following table reconciles the denominators of basic and diluted earnings per share for the periods ended June 29, 1999 and June 30, 1998.


                               Thirteen Weeks Ended    Twenty-six Weeks Ended
                              ----------------------   ----------------------
                                June 29,    June 30,     June 29,    June 30,
                                  1999        1998         1999        1998
                              ----------  ----------   ----------  ----------
Weighted average common
  shares outstanding-basic    48,789,405  48,675,601   48,781,921  48,675,384
Options                          107,877                  193,556
                              ----------  ----------   ----------  ----------
Weighted average common
  shares outstanding-diluted  48,897,282  48,675,601   48,975,477  48,675,384
                              ==========  ==========   ==========  ==========

     Warrants and options outstanding for the thirteen weeks ended June 30, 1998 and the twenty-six weeks ended June 30, 1998 were not considered in the computation of net income per common share because their effect is antidilutive.

NOTE B:  Income Tax

     During the twenty-six week period ended June 29, 1999, the Company had a net loss for income tax purposes. The resulting tax benefit from the net operating loss has been offset by an increase in the tax valuation allowance.

NOTE C:  Special Charges

     For the twenty-six weeks ended June 29, 1999, the Company recognized a special charge of $566,000 for the costs associated with the move of the Company's support center from Lubbock, Texas to Richardson, Texas. For the thirteen weeks ended June 30, 1998, the Company recognized a special charge of $610,000 related to the proxy contest for the election of the Board of Directors.

NOTE D:  Business Segments

     Following is a summary of segment information of the Company for the thirteen weeks ended June 29, 1999 and June 30, 1998:

                                        Cafeterias  Dynamic Foods    Total
                                        ----------  -------------  ----------
1999:
   External revenues                    $   46,933  $         263  $   47,196
   Intersegment revenues                       -           15,083      15,083
   Depreciation and amortization             2,209            235       2,444
   Segment profit                              865            366       1,231

1998:
   External revenues                        47,761            271      48,032
   Intersegment revenues                       -           14,572      14,572
   Depreciation and amortization             2,306            208       2,514
   Segment profit                            1,157            362       1,519


Following is a summary of segment information of the Company for the twenty-six weeks ended June 29, 1999 and June 30, 1998:

                                        Cafeterias  Dynamic Foods    Total
                                        ----------  -------------  ----------
1999:
   External revenues                    $   92,696  $         503  $   93,199
   Intersegment revenues                       -           29,678      29,678
   Depreciation and amortization             4,395            476       4,871
   Segment profit                            1,947            590       2,537

1998:
   External revenues                        93,723            521      94,244
   Intersegment revenues                       -           28,691      28,691
   Depreciation and amortization             4,616            411       5,027
   Segment profit                            2,853            690       3,543


Following is a reconciliation of reportable segments to the Company's consolidated totals for the thirteen and twenty-six weeks ended June 29, 1999 and June 30, 1998:



                               Thirteen Weeks Ended    Twenty-six Weeks Ended

                               Thirteen Weeks Ended    Twenty-six Weeks Ended
                              ----------------------   ----------------------
                                June 29,    June 30,     June 29,    June 30,
                                  1999        1998         1999        1998
                              ----------  ----------   ----------  ----------
Revenues
  Total revenues of
   reportable segments        $   62,279  $   62,604   $  122,877  $  122,935
  Elimination of
   inter-segment revenue         (15,083)    (14,572)     (29,678)    (28,691)
                              ----------  ----------   ----------  ----------
     Total consolidated
       revenues               $   47,196  $   48,032   $   93,199  $   94,244
                              ==========  ==========   ==========  ==========

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



                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Thirteen Weeks Ended June 29, 1999 Compared to Thirteen Weeks Ended June 30,
1998

    Results of operations. Sales for the second fiscal quarter of 1999 were $47.2 million, a decrease of $836 thousand from the same quarter of 1998. Operating income for the second quarter of 1999 was $1.3 million compared to operating income of $1.6 million in the comparable period in the prior year. The operating income of the second quarter of 1998 included a special charge of $610 thousand. The net income for the second quarter of 1999 was $1.2 million compared to net income of $1.5 million in the second quarter of 1998.

    Sales. Restaurant sales in comparable units were 0.93% higher in the second quarter of 1999 than the same quarter of 1998. Sales for the second fiscal quarter were $828 thousand lower than the same period of the prior year due to there being a net of three fewer units included in the operating
results.   Sales by Dynamic Foods to third parties were $8 thousand lower in the second quarter of 1999 than the second quarter of the prior year.

    Cost of sales. Excluding depreciation, cost of sales was 29.6% of sales for both the second quarter of 1999 and the same quarter of 1998.

    Selling, general and administrative. Selling, general and administrative ("SG&A") expense was higher in the aggregate by $392 thousand in the second quarter of 1999 as compared to 1998. Changes in SG&A expense included increases of $254 thousand in professional services and $303 thousand in labor and related expense. Other changes in SG&A expense included a decrease of $148 thousand in utility expenses. Included in 1999 professional services are $100 thousand of contract employment created by the move of the Company's support center.

    Depreciation and amortization. Depreciation and amortization expense was lower by $70 thousand in the second quarter of 1999 due primarily to lower depreciation on property, plant and equipment previously written down in accordance with Statement of Financial Accounting Standards ("SFAS")No. 121.

    Special charges.   Operating income for the quarter ended June 30, 1998
included a special charge of $610 thousand to reflect the cost of the proxy contest for the election of the Board of Directors.

    Interest expense. Interest expense was $75 thousand in the second quarter of 1999, which was slightly higher than the comparable period in the prior year. In accordance with SFAS No. 15, the Company's debt that was restructured at January 2, 1996 was recorded at the sum of all future principal and interest payments and there is no recognition of interest expense thereon.

Twenty-six Weeks Ended June 29, 1999 Compared to Twenty-six Weeks Ended June 30, 1998

    Results of operations. Sales for the first twenty-six weeks of 1999 were $93.2 million, a decrease of $1.0 million from the same period of 1998. Operating income for the first twenty-six weeks of 1999 was $2.7 million compared to $3.7 million in the comparable period in the prior year. The operating income for the twenty-six weeks of 1999 included a special charge of $566 thousand, while the prior year period included a special charge of $610 thousand. The net income for the first twenty-six weeks of 1999 was $2.5 million compared to $3.5 million in the same period of 1998.

    Sales. Restaurant sales in comparable units were 1.94% higher in the first twenty-six weeks of 1999 than the same period of 1998. Sales for the first twenty-six weeks were $1.0 million lower than the same period of the prior year due to there being a net of four fewer units included in operating results. Sales by Dynamic Foods to third parties were $19 thousand lower in the first twenty-six weeks of 1999 than the same period of the prior year.

    Cost of sales. Excluding depreciation, cost of sales was 29.6% of sales for the first twenty-six weeks of 1999 as compared to 29.5% for the same period of 1998.

    Selling, general and administrative. Selling, general and administrative ("SG&A") expense was higher in the aggregate by $282 thousand in the first twenty-six weeks of 1999 as compared to 1998. Changes in SG&A expense included increases in 1999 of $574 thousand of labor and related expense, $146 thousand in marketing expense and $55 thousand in rent expense. Other changes in SG&A expense included a decrease of $379 thousand in utility expenses.

    Depreciation and amortization. Depreciation and amortization expense was lower by $156 thousand in the first twenty-six weeks of 1999 due primarily to lower depreciation on property, plant and equipment previously written down in accordance with SFAS 121.

    Special charges.   Operating income for the quarter ended March 30, 1999
included a special charge of $566 thousand to reflect the cost of the move of the Company's support center from Lubbock, Texas to Richardson, Texas. Operating income for the quarter ended June 30, 1998 included a special charge of $610 thousand to reflect the cost of the proxy contest for the election of the Board of Directors.

    Interest expense. Interest expense was $147 thousand in the first twenty-six weeks of 1999, which was higher than the $114 thousand in the comparable period in the prior year. In accordance with SFAS No. 15, the Company's debt that was restructured at January 2, 1996 was recorded at the sum of all future principal and interest payments and there is no recognition of interest expense thereon.



                      LIQUIDITY AND CAPITAL RESOURCES OF
                FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES


    During the twenty-six weeks ended June 29, 1999, cash provided by operating activities of the Company was $7.3 million compared to $10.0 million in the same period of 1998. The Company made capital expenditures of $8.1 million during the first twenty-six weeks of 1999 compared to $4.2 million during the same period of 1998. Cash and cash equivalents were $9.5 million at June 29, 1999 compared to $8.1 million at June 30, 1998. The current ratio of the Company was .65:1 at June 29, 1999 compared to .60:1 at June 30, 1998 and .70:1 at December 29, 1998. The Company's total assets at June 29, 1999 aggregated $68.3 million, compared to $67.6 million at June 30, 1998 and $68.5 million at December 29, 1998.


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

    Total scheduled maturities of long-term debt and interest classified as long-term debt of the Company and its subsidiaries over the next three calendar years are: $2.7 million in the remainder of 1999, $5.5 million in 2000 and $55.3 million in 2001.

    The Company has outstanding $61.0 million of 12% Notes due December 31, 2001, which includes $15.1 million of interest to maturity. Under the terms of the indenture covering the 12% Notes, a semi-annual cash interest payment of approximately $2.7 million is due on each March 31 and September 30. The obligations of the Company under the 12% Notes are secured by a security interest in and a lien on all of the personal property of the Partnership and mortgages on all fee and leasehold properties of the Partnership (to the extent such properties are mortgageable).

    The Company has outstanding $2.5 million of 10.5% Notes due December 31, 2001. A semi-annual cash interest payment of approximately $134 thousand is due on each June 30 and December 31.

    The Company is pursuing a program of remodeling existing cafeterias and opening new restaurants. The Company anticipates expending approximately $15 to $20 million in fiscal year 1999 to remodel existing cafeterias and open new restaurants and to make other capital expenditures. No assurance can be given that the Company will generate sufficient funds from operations or obtain alternative financing sources to enable it to fully implement the anticipated capital expenditures.

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


    The Company believes that it has identified all significant digital systems and applications that will require modification to ensure Year 2000 compliance. The Company has substantially completed the modification, upgrading, and replacing of the digital systems that have been identified as adversely affected by Y2K. The balance of these efforts will be completed by September 30, 1999. The Company is awaiting the release of the most current software from its accounting software vendor in August 1999 to finalize systems testing. The Company estimates that the total costs of this effort during the 1998 and 1999 fiscal years will be less than $500 thousand, which is being funded through operating cash flows. These estimates are based on management's assumptions regarding future events, including the continued availability of necessary resources and the effectiveness of hardware and software solutions provided by third parties and by the Company's information technology staff.

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

    The Company is in the process of completing contingency plans to address the possibility of significant performance failures by its material vendors. The material vendors have been identified and contingency plans developed for the products they provide. Final documentation of a detailed contingency plan for these vendors will be completed by August 31, 1999. There is no assurance that the Company can adequately plan for contingencies that may be associated with Year 2000 failures by these third parties, or that alternative suppliers will be available and themselves unaffected by Year 2000 Problems. In particular, management is not able to predict with any assurance the effect of Year 2000 Problems in the food product industry or among the suppliers of utilities such as electricity, water and telecommunications to the Company, and specifically to its Dynamic Foods operation. An interruption of the operation of Dynamic Foods could require the Company to close its restaurants until service can be resumed.

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

                                    PART II

                               OTHER INFORMATION

Item 1.  Legal Proceedings


     (a) The Company and certain of its subsidiaries, the Cavalcade Pension Plan, the Cavalcade Pension Plan Committee, Kmart Corporation and its pension plan and Michael Levenson have since 1996 been defendants in a lawsuit brought against them in U.S. District Court in Denver, Colorado by Robert H. Aull ("Plaintiff"), a former employee of the
         Company and a participant in the Cavalcade Pension Plan.   The
         Plaintiff requested that the Court certify a class of other plaintiffs who are similarly situated and sought unspecified damages.

         The Plaintiff's allegations (all of which are disputed by the defendants in the case) included: (i) that accrued benefits under the Cavalcade Pension Plan were improperly reduced during the period from 1988 to 1993, (ii) the "freeze" of the Plan on June 30, 1989 was improper, (iii) an insufficient amount of assets was transferred from the Kmart Corporation pension plan to the Cavalcade Pension Plan in connection with the acquisition of the Company from Kmart effected by Mr. Levenson and his affiliates in 1988 and (iv) rent concessions allowed to the Company by Kmart commencing in 1993 constituted prohibited transactions that bestowed illegal benefits upon the Company and Mr. Kevin Lewis, former Chairman of the Board of the
         Company.

         The Company, the Cavalcade Pension Plan, the members of the Cavalcade Pension Plan Committee, Kmart Corporation and its pension plan have entered into definitive settlement agreement (the "Agreement") with the plaintiff and his counsel that would resolve all outstanding claims among them. The Agreement is subject to (1) confirmation by an independent actuary of the calculations that support the proposed settlement and (2) approval of the settlement as "fair" to all members of the plaintiff class by the court after notice to all purported class members and a hearing. The Agreement has been filed with the court. The Company expected the required hearing would be completed by the end of the second quarter of 1999. Delays in obtaining confirmation by the independent actuary have delayed the likely date of the fairness hearing to the fourth quarter of 1999. The Company is not able to provide assurance that the conditions to the proposed settlement will be satisfied or that the proposed settlement will be implemented as described herein.

         As a result of the settlement of the Aull litigation and the concurrent resolution of an IRS audit of the Plan that focused on substantially identical issues, the Company has recognized a special charge of $5.8 million in the fourth quarter of 1998, of which approximately $2.2 million relates to resolution of the IRS audit and is not contingent upon actuarial review or the fairness hearing in the Aull litigation.

         The anticipated cash impact of the settlement on the Company includes payment in 1999 of approximately $1.5 million of expenses for legal and professional fees, with the remainder of the settlement to be paid to the Plan in future years to fund increased benefit payments to former and current employees. The settlement will not require any funding payments to the Plan by the Company in 1999 but is expected to require payments by the Company to the Plan of approximately $1.7 million in 2000 and approximately $850 thousand in 2001, with additional funding payments required in subsequent years in amounts that are expected to decline over time, subject to the overall funding status of the Plan. The Agreement provides for Kmart Corporation's pension plan to transfer $700 thousand to the Cavalcade Pension Plan to fund a portion of the additional benefits required by the Agreement. Management does not believe that payment of these amounts in 1999 and subsequent years will have a material adverse effect on the Company's planned operations.

         The Company filed a declaratory judgement lawsuit in the State District Court in Lubbock, Texas, in which it asks the Court to find that the Company is not obligated to make severance payments that have been demanded by Theodore Papit, the former President and CEO of the Company. Mr. Papit submitted his resignation on May 28, 1998, following the election at the Company's annual meeting of shareholders of a slate of directors proposed by Teacher's Insurance and Annuity Association of American ("TIAA"), the Company's largest shareholder at that time. He subsequently demanded payment of more than $500 thousand of severance and other amounts that he claimed were owing to him under a "President and Chief Executive Officer Agreement" dated March 23, 1998. This Agreement was approved by a split vote of the Board of Directors after TIAA had publicly announced that it might take action affecting the control of the Company. The Company has requested a jury trial and believes that there are a number of grounds that will support the Court in granting the requested relief, among them being that the Agreement is void as an interested party transaction that did not receive the necessary approval of independent, disinterested directors, the terms of the Agreement are not fair to the Company and the Agreement was entered into by the Company without the benefit of full disclosure by Mr. Papit and consideration by the Board of Directors of material information regarding his management of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

         The 1999 Annual Meeting of Stockholders was held on May 20, 1999. At the meeting, stockholders voted to elect ten directors to serve one-year terms; to increase the aggregate number of shares of common stock of the Company authorized for issuance under the 1995 Stock Option Plan by 1,200,000; to amend the Company's Certificate of Incorporation to effect a one-for-ten reverse stock split; and to amend the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 65 million to 150 million.

         Following is a summary of the votes cast for each director nominee:

                  Jacob C. Baum                 30,110,843
                  Ben Evans                     30,113,142
                  Margaret B. Hampton           24,635,105
                  Suzanne Hopgood               30,111,018
                  Damien Kovary                 30,110,871
                  William J. Nightingale        30,111,105
                  Gilbert C. Osnos              30,113,002
                  Max Pine                      30,113,150
                  Phillip Ratner                30,112,625
                  Barry W. Ridings              30,109,466

         Following is a summary of the tabulation of the vote for increasing the aggregate number of common stock shares issued under the 1995 Stock Option Plan:

                          For               Against
                       ----------          ---------
                       28,961,540          1,342,853

         Following is a summary of the tabulation of the vote for a one-for-ten reverse stock split:

                          For               Against
                       ----------          ---------
                        29,413,150           898,595

         Following is a summary of the tabulation of the vote for increasing the number of authorized shares of Common Stock:

                          For               Against
                       ----------          ---------
                       28,942,893          1,366,039



Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             3.1 Amended and Restated Bylaws of Furr's/Bishop's, Incorporated

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



    FURR'S/BISHOP'S, INCORPORATED           FURR'S/BISHOP'S, INCORPORATED




BY: /s/ Phillip Ratner                      /s/ Paul G. Hargett
    -----------------------------           -----------------------------
    Phillip Ratner                          Paul G. Hargett
    President and Chief Executive Officer   Chief Financial Officer




DATE:   August 5, 1999

                                                                 Exhibit 3.1

                               RESTATED BY-LAWS
                                      OF
                         Furr's/Bishop's, Incorporated
                    (hereinafter called the "Corporation")
                              (February 23, 1999)

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

     Section 3. Special Meetings. Unless otherwise prescribed by law or by the Certificate of Incorporation, Special Meetings of Stockholders, for any purpose or purposes, may be called by either (i) the Chairman, if there be one, or (ii) the President, and shall be called by such person or the Secretary of the Corporation at the request in writing of a majority of the Board of Directors or at the request in writing of stockholders owning a majority of the capital stock of the Corporation issued and outstanding and entitled to vote. Such request shall state the purpose or purposes of the proposed meeting. Written notice of a Special Meeting stating the place, date and hour of the meeting and the purpose or purposes for which the meeting is called shall be given not less than ten nor more than sixty days before the date of the meeting to each stockholder entitled to vote at such meeting.

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

     Section 5. Voting. Unless otherwise required by law, the Certificate of Incorporation or these By-Laws, any question brought before any meeting of stockholders shall be decided by the vote of the holders of a majority of the stock represented and entitled to vote thereat. Each stockholder represented at a meeting of stockholders shall be entitled to cast one vote for each share of the capital stock entitled to vote thereat held by such stockholder. Such votes may be cast in person or by proxy but no proxy shall be voted on or after three years from its date, unless such proxy provides for a longer period. The Board of Directors, in its discretion, the Chairman of the Board of Directors, in his discretion, or the officer of the Corporation presiding at a meeting of stockholders, in his discretion, may require that any votes cast at such meeting shall be cast by written ballot.

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

                                  ARTICLE III

                                   DIRECTORS

     Section 1. Number and Election of Directors. The Board of Directors shall consist of such number of members between six and ten as may be determined by the Board of Directors from time to time. Except as provided in
Section 2 of this Article, directors shall be elected by a plurality of the votes cast at Annual Meetings of Stockholders, and each director so elected shall hold office until the next Annual Meeting and until his successor is duly elected and qualified, or until his earlier resignation or removal. Any director may resign at any time upon notice to the Corporation. Directors need not be stockholders.

     Section 2. Chairman of the Board of Directors. The Board of Directors at its first meeting held after each Annual Meeting of Stockholders or from time to time may elect a Chairman of the Board of Directors, who must be a director. The Chairman of the Board of Directors, if there be one, shall preside at all meetings of the stockholders and of the Board of Directors and shall perform such other duties and may exercise such other powers as from time to time may be assigned to him by these By-Laws or by the Board of Directors. The Chairman of the Board of Directors may be removed at any time by the affirmative vote of a majority of the Board of Directors, and shall serve as Chairman of the Board of Directors until his successor is chosen and qualifies or until his earlier resignation or removal. Notwithstanding the foregoing, the Chairman of the Board of Directors shall not be deemed an officer of the Corporation solely because of his position as Chairman of the Board of Directors. If the Chairman of the Board of Directors is not also an officer or otherwise an employee of the Corporation, he shall have no duties to the Corporation other than his duties as a member of the Board of Directors and as Chairman of the Board of Directors.

     Section 3. Vacancies. Vacancies and newly created directorships resulting from any increase in the authorized number of directors may be filled by a majority of the directors then in office, though less than a quorum, or by a sole remaining director, and the directors so chosen shall hold office until the next annual election and until their successors are duly elected and qualified, or until their earlier resignation or removal.

     Section 4. Duties and Powers. The business of the Corporation shall be managed by or under the direction of the Board of Directors which may exercise all such powers of the Corporation and do all such lawful acts and things as are not by statute or by the Certificate of Incorporation or by these By-Laws directed or required to be exercised or done by the stockholders.

     Section 5. Meetings. The Board of Directors of the Corporation may hold meetings, both regular and special, either within or without the State of Delaware. Regular meetings of the Board of Directors may be held without notice at such time and at such place as may from time to time be determined by the Board of Directors. Special meetings of the Board of Directors may be called by the Chairman, if there be one, the President, or any directors. Notice thereof stating the place, date and hour of the meeting shall be given to each director either by mail not less that forty-eight (48) hours before the date of the meeting, by telephone or telegram on twenty-four (24) hours' notice, or on such shorter notice as the person or persons calling such meeting may deem necessary or appropriate in the circumstances.

     Section 6. Quorum. Except as may be otherwise specifically provided by law, the Certificate of Incorporation or these By-Laws, at all meetings of the Board of Directors, a majority of the entire Board of Directors shall constitute a quorum for the transaction of business and the act of a majority of the directors present at any meeting at which there is a quorum shall be the act of the Board of Directors. If a quorum shall not be present at any meeting of the Board of Directors, the directors present thereat may adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present.

     Section 7. Actions of Board. Unless otherwise provided by the Certificate of Incorporation or these By-Laws, any action required or permitted to be taken at any meeting of the Board of Directors or of any committee thereof may be taken without a meeting, if all the members of the Board of Directors or committee, as the case may be, consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the Board of Directors or committee.

     Section 8. Meetings by Means of Conference Telephone. Unless otherwise provided by the Certificate of Incorporation or these By-Laws, members of the Board of Directors of the Corporation, or any committee designated by the Board of Directors, may participate in a meeting of the Board of Directors or such committee by means of a conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and participation in a meeting pursuant to this
Section 7 shall constitute presence in person at such meeting.

     Section 9. Committees. The Board of Directors may, by resolution passed by a majority of the entire Board of Directors, designate one or more standing or ad hoc committees, in addition to the standing committees described herein, each committee to consist of one or more of the directors of the Corporation. The Board of Directors may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of any such committee. In the absence or disqualification of a member of a committee, and in the absence of a designation by the Board of Directors of an alternate member to replace the absent or disqualified member, the member or members thereof present at any meeting and not disqualified from voting, whether or not he, she or they constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in the place of any absent or disqualified member. Any committee, to the extent allowed by law and provided in the resolution establishing such committee, shall have and may exercise all the powers and authority of the Board of Directors in the management of the business and affairs of the Corporation. Each committee shall keep regular minutes and report to the Board of Directors when required.

     The following shall be standing committees of the Board of Directors:

     a. Compensation Committee: The Compensation Committee shall consist of not less than three members of the Board of Directors, none of whom may be employees of the Corporation. The chairman of the committee shall also be named by the directors. The Compensation Committee shall prescribe the compensation of the President and Chief Executive Officer, the Chief Financial Officer, the Chief Operating Officer and such other officers as the committee shall from time to time determine. The compensation of all other officers shall be determined by the Chief Executive Officer. The Compensation Committee shall have special charge and control of any bonus or other performance-based compensation policies or plans of the Company, and other employee benefit plans as the Compensation Committee determines to be in the best interest of the Company from time to time, including any plans conferring any stock option, stock purchase, stock appreciation, phantom stock or other rights relating to the securities of the Company, and any 401(k), pension or other retirement or savings plans.

     b. Audit Committee: The Audit Committee shall consist of not less than three members of the Board of Directors, none of whom may be employees of the Corporation. The chairman of the committee shall also be selected by the Board of Directors. The Audit Committee shall recommend to the Board the firm to be employed by the Corporation as its external auditor; shall consult with the persons chosen to be the external auditors with regard to the plan of audit; shall review the fees of the external auditors for audit and non-audit services; shall review, in consultation with the external auditors, their report of audit, or proposed report of audit, and the accompanying management letter, if any; shall review with management and the external auditor before publication or issuance, the annual financial statements, and any annual reports to be filed with the Securities and Exchange Commission; shall consult with the external auditors (periodically, as appropriate, out of the presence of management) with regard to the adequacy of the internal auditing and general accounting functions of the Corporation; shall consult with the internal auditors (periodically, as appropriate, out of the presence of management) with regard to cooperation of corporate divisions with the internal auditing and accounting departments and the adequacy of corporate systems of accounting and controls; shall serve as a communications liaison between the Board of Directors, the external auditors, and the internal auditors; and shall perform such other duties not inconsistent with the spirit and purpose of the committee as are delegated to it by the Board of Directors.

     c. Nominating Committee: The Nominating Committee shall consist of not less than three members of the Board of Directors. The Chairman of the Board of Directors shall be a member of and Chairman of the Nominating Committee.
The Nominating Committee shall meet periodically to review the qualifications of potential Board candidates from whatever source received; shall report its findings to the Board and propose nominations for Board membership for approval by the Board and for submission to stockholders for approval; and shall review and make recommendations to the Board, where appropriate, concerning the size of the Board and the frequency of meetings. The Nominating Committee shall have and exercise all such power as it shall deem necessary for the performance of its duties.

     d. Finance Committee: The Board of Directors may elect from its membership a Finance Committee of not less than three members of the Board of Directors. The Chairman of the committee shall also be selected by the Board of Directors. The Finance Committee shall have special charge and responsibility for oversight of all financial affairs of the Company. The principal functions and responsibilities of the Finance Committee are to: review and approve investment and loan policies; review and approve asset-liability management policies; monitor corporate financial results; and recommend corporate financial actions, including dividends and capital financing. The Finance Committee shall make recommendations to the Board of Directors with respect to the terms and provisions of loans and of any issue of securities of the Company, including equity and debt securities, and shall serve as the pricing committee in connection with any such financing and shall authorize the execution of such underwriting agreements as may be necessary or desirable to effectuate such issue.

     Meetings of the Finance Committee, the Nominating Committee, the Compensation Committee, and the Audit Committee shall be held on call of the Chairman of the Board of Directors or any committee member. Meetings may be held informally, by telephone, or by mail, and it is not necessary that members of the committee be physically present together in order for a meeting to be held. Two or more members of a committee shall constitute a quorum.

     Section 10. Compensation. The directors shall be paid their reasonable expenses of attendance at each meeting of the Board of Directors and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated salary as director. Members of special or standing committees may be allowed like compensation for attending committee meetings. The Board of Directors shall have the authority to fix the compensation to be paid to directors, and the Chairman of the Board of Directors may be paid a salary or other compensation for serving as Chairman of the Board of Directors in excess of the compensation paid to the other directors. No payment to any director as provided in this Section 10 shall preclude any director from serving the Corporation in any other capacity and receiving compensation therefor.

     Section 11. Interested Directors. No contract or transaction between the Corporation and one or more of its directors or officers, or between the Corporation and any other corporation, partnership, association, or other organization in which one or more of its directors or officers are directors or officers, or have a financial interest, shall be void or voidable solely for this reason, or solely because the director or officer is present at or participates in the meeting of the Board of Directors or committee thereof which authorizes the contract or transaction, or solely because his or their votes are counted for such purpose if (i) the material facts as to his or their relationship or interest and as to the contract or transaction are disclosed or are known to the Board of Directors or the committee, and the Board of Directors or committee in good faith authorizes the contract or transaction by the affirmative votes of a majority of the disinterested directors, even though the disinterested directors be less than a quorum; or (ii) the material facts as to his or their relationship or interest and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or (iii) the contract or transaction is fair as to the Corporation as of the time it is authorized, approved or ratified, by the Board of Directors, a committee thereof or the stockholders. Common or interested directors may be counted in determining the presence of a quorum at a meeting of the Board of Directors or of a committee which authorizes the contract or transaction.

                                  ARTICLE IV
                                   OFFICERS

     Section 1. General. The officers of the Corporation shall be chosen by the Board of Directors and shall be a President, a Secretary and a Treasurer. The Board of Directors, in its discretion, may also choose one or more Vice Presidents, Assistant Secretaries, Assistant Treasurers and other officers. Any number of offices may be held by the same person, unless otherwise prohibited by law, the Certificate of Incorporation or these By-Laws. The officers of the Corporation need not be stockholders or directors of the Corporation.

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

     Section 6. Secretary. The Secretary shall attend all meetings of the Board of Directors and all meetings of stockholders and record all the proceedings thereat in a book or books to be kept for that purpose; the Secretary shall also perform like duties for the standing committees when required. The Secretary shall give, or cause to be given, notice of all meetings of the stockholders and special meetings of the Board of Directors, and shall perform such other duties as may be prescribed by the Board of Directors or President, under whose supervision he shall be. If the Secretary shall be unable or shall refuse to cause to be given notice of all meetings of the stockholders and special meetings of the Board of Directors, and if there be no Assistant Secretary, then either the Board of Directors or the President may choose another officer to cause such notice to be given. The Secretary shall have custody of the seal of the Corporation and the Secretary or any Assistant Secretary, if there be one, shall have authority to affix the same to any instrument requiring it and when so affixed, it may be attested by the signature of the Secretary or by the signature of any such Assistant Secretary. The Board of Directors may give general authority to any other officer to affix the seal of the Corporation and to attest the affixing by his signature. The Secretary shall see that all books, reports, statements, certificates and other documents and records required by law to be kept or filed are properly kept or filed, as the case may be.

     Section 7. Treasurer. The Treasurer shall have the custody of the corporate funds and securities and shall keep full and accurate accounts of receipts and disbursements in books belonging to the Corporation and shall deposit all moneys and other valuable effects in the name and to the credit of the Corporation in such depositories as may be designated by the Board of Directors. The Treasurer shall disburse the funds of the Corporation as may be ordered by the Board of Directors, taking proper vouchers for such disbursements, and shall render to the President and the Board of Directors, at its regular meetings, or when the Board of Directors so requires, an account of all his transactions as Treasurer and of the financial condition of the Corporation. If required by the Board of Directors, the Treasurer shall give the Corporation a bond in such sum and with such surety or sureties as shall be satisfactory to the Board of Directors for the faithful performance of the duties of his office and for the restoration to the Corporation, in case of his death, resignation, retirement or removal from office, of all books, papers, vouchers, money and other property of whatever kind in his possession or under his control belonging to the Corporation.

     Section 8. Assistant Secretaries. Except as may be otherwise provided in these By-Laws, Assistant Secretaries, if there be any, shall perform such duties and have such powers as from time to time may be assigned to them by the Board of Directors, the President, any Vice President, if there be one, or the Secretary, and in the absence of the Secretary or in the event of his disability or refusal to act, shall perform the duties of the Secretary, and when so acting, shall have all the powers of and be subject to all the restrictions upon the Secretary.

     Section 9. Assistant Treasurers. Assistant Treasurers, if there be any, shall perform such duties and have such powers as from time to time may be assigned to them by the Board of Directors, the President, any Vice President, if there be one, or the Treasurer, and in the absence of the Treasurer or in the event of his disability or refusal to act, shall perform the duties of the Treasurer, and when so acting, shall have all the powers of and be subject to all the restrictions upon the Treasurer. If required by the Board of Directors, an Assistant Treasurer shall give the Corporation a bond in such sum and with such surety or sureties as shall be satisfactory to the Board of Directors for the faithful performance of the duties of his office and for the restoration to the Corporation, in case of his death, resignation, retirement or removal from office, of all books, papers, vouchers, money and other property of whatever kind in his possession or under his control belonging to the Corporation.

     Section 10. Other Officers. Such other officers as the Board of Directors may choose shall perform such duties and have such powers as from time to time may be assigned to them by the Board of Directors. The Board of Directors may delegate to any other officer of the Corporation or to the Chairman of the Board of Directors the power to choose such other officers and to prescribe their respective duties and powers.

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

     Section 2. Signatures. Where a certificate is countersigned by (i) a transfer agent other than the Corporation, the Chairman of the Board of Directors, or an employee of the Corporation, or (ii) a registrar other than the Corporation, the Chairman of the Board of Directors or an employee of the Corporation, any other signature on the certificate may be a facsimile. In case the Chairman of the Board of Directors or any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be the Chairman of the Board of Directors or such officer, transfer agent or registrar before such certificate is issued, it may be issued by the Corporation with the same effect as if he were the Chairman of the Board of Directors or such officer, transfer agent or registrar at the date of issue.

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

     Section 4. Transfers. Stock of the Corporation shall be transferable in the manner prescribed by law and in these By-Laws. Transfers of stock shall be made on the books of the Corporation only by the person named in the certificate or by his attorney lawfully constituted in writing and upon the surrender of the certificate therefor, which shall be cancelled before a new certificate shall be issued.

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

                                  ARTICLE IX

                                  AMENDMENTS
     Section 1. These By-Laws may be altered, amended or repealed, in whole or in part, or new By-Laws may be adopted by the stockholders or by the Board of Directors, provided, however, that notice of such alteration, amendment, repeal or adoption of new By-Laws be contained in the notice of such meeting of stockholders or Board of Directors as the case may be. All such amendments must be approved by either the holders of a majority of the outstanding capital stock entitled to vote thereon or by a majority of the entire Board of Directors then in office.

     Section 2. Entire Board of Directors. As used in this Article IX and in these By-Laws generally, the term "entire Board of Directors" means the total number of directors which the Corporation would have if there were no vacancies.