Form 10-Q
period 1999-09-28
FURRS BISHOPS INC
filed 1999-11-12
CIK 872548

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 28, 1999

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

         As of November 8, 1999 there were 48,789,544 shares of Common Stock outstanding.

                                  Page 1 of 18
                        Exhibit Index Located on Page 17

                          FURR'S/BISHOP'S, INCORPORATED


                                      INDEX

PART I.     FINANCIAL INFORMATION                                                    PAGE
                                                                                     ----
   Item 1.  Financial Statements
            Condensed Consolidated Balance Sheets -
            September 28, 1999(Unaudited) and December 29, 1998                         3

            Unaudited Condensed Consolidated Statements
            Of Operations - For the thirteen weeks ended
            September 28, 1999 and September 29, 1998
                                                                                        5
            Unaudited Condensed Consolidated Statements
            of Operations - For the thirty-nine weeks
            ended September 28, 1999 and September 29, 1998                             6

            Unaudited Condensed Consolidated Statement
            of Stockholders' Deficit - For the thirty-nine weeks
            ended September 28, 1999                                                    8

            Unaudited Condensed Consolidated Statements
            of Cash Flows - For the thirty-nine weeks
            ended September 28, 1999 and September 29, 1998                            10

            Notes to Unaudited Condensed Consolidated
            Financial Statements                                                       11


   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                        12

   Item 3.  Quantitative and Qualitative Disclosure about Market Risk                  15

PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings                                                          16

   Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

                 FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except par value amounts)



                                                                                September 28,          December 29,
                                                                                    1999                   1998
                                                                                    ----                   ----
                                                                                 (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                             $     6,415             $   11,571
     Accounts and notes receivable, net                                          1,191                    715
     Inventories                                                                 6,990                  7,014
     Prepaid expenses and other                                                  1,088                    441
                                                                           -----------             ----------
          Total current assets                                                  15,684                 19,741

Property, plant and equipment, net                                              53,471                 48,320
Other assets                                                                       794                    448
                                                                           -----------             ----------
                                                                           $    69,949             $   68,509
                                                                           ===========             ==========


See accompanying notes to unaudited condensed consolidated financial statements.


                          (Continued on following page)

                               FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                              (dollars in thousands, except par value amounts)




                                                                                 September 28,       December 29,
                                                                                       1999              1998
                                                                                 ------------        ------------
                                                                                  (Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Current portion of long-term debt                                         $    5,493            $     5,493
     Trade accounts payable                                                         5,240                  3,990
     Other payables and accrued expenses                                           16,077                 17,303
     Reserve for store closings - current portion                                   1,147                  1,316
                                                                               ----------            -----------

          Total current liabilities                                                27,957                 28,102

Reserve for store closings, net of current portion                                  2,662                  3,280
Long-term debt, net of current portion                                             57,966                 60,712
Other payables                                                                     16,017                 15,697
Excess of future lease payments over fair value,
     net of amortization                                                            2,024                  2,330

Contingencies

Stockholders' deficit:
     Preferred stock, $.01 par value; 5,000,000
          shares authorized, none issued
     Common stock, $.01 par value; 65,000,000
          shares authorized, 48,789,544 and
          48,736,606 issued and outstanding
          in 1999 and 1998, respectively                                              488                    487
     Additional paid-in capital                                                    55,996                 55,938
     Accumulated other comprehensive income                                        (2,857)                (2,857)
     Accumulated deficit                                                          (90,304)               (95,180)
                                                                               -----------           ------------
          Total stockholders' deficit                                             (36,677)               (41,612)
                                                                               -----------           ------------

                                                                               $   69,949            $    68,509
                                                                               ===========           ============

See accompanying notes to unaudited condensed consolidated financial statements.

                 FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)


                                                                                  Thirteen Weeks Ended
                                                                          --------------------------------------
                                                                          September 28,            September 29,
                                                                              1999                     1998
                                                                              ----                     ----
Sales                                                                     $    47,788             $     48,011

Costs and expenses:
     Cost of sales (excluding depreciation)                                    14,552                   14,152
     Selling, general and administrative                                       28,380                   29,251
     Depreciation and amortization                                              2,432                    2,543
                                                                          -----------             ------------

                                                                               45,364                   45,946
                                                                          ------------            ------------

Operating income                                                                2,424                    2,065

Interest expense                                                                   85                       62
                                                                          ------------            ------------

Net income                                                                $     2,339             $      2,003
                                                                          ===========             ============

Weighted average number of shares of common stock outstanding:
     Basic                                                                 48,789,544               48,676,152
                                                                          ============            ============
     Diluted                                                               48,793,767               48,766,096
                                                                          ============            ============

Net income per share:
     Basic                                                                $      0.05             $       0.04
                                                                          ============            ============
     Diluted                                                              $      0.05             $       0.04
                                                                          ============            =============


See accompanying notes to unaudited condensed consolidated financial statements.

                 FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)

                                                                                   Thirty-Nine Weeks Ended
                                                                               -------------------------------------
                                                                               September 28,             September 29,
                                                                                   1999                      1998
                                                                                   ----                      ----
Sales                                                                         $   140,987               $   142,255

Costs and expenses:
     Cost of sales (excluding depreciation)                                        42,164                    41,918
     Selling, general and administrative                                           85,846                    86,435
     Depreciation and amortization                                                  7,303                     7,570
     Special charge                                                                   566                       610
                                                                              ------------              -----------

                                                                                  135,879                   136,533
                                                                              ------------              -----------

Operating income                                                                    5,108                     5,722

Interest expense                                                                      232                       176
                                                                              ------------              -----------

Net income                                                                    $     4,876               $     5,546
                                                                              ============              ===========

Weighted average number of shares of common stock outstanding:
     Basic                                                                     48,784,355                48,676,152
                                                                              ============              ===========
     Diluted                                                                   48,995,087                48,748,768
                                                                              ============              ===========
Net income per share:
     Basic                                                                    $      0.10               $      0.11
                                                                              ============              ===========
     Diluted                                                                  $      0.10               $      0.11
                                                                              ============              ============

See accompanying notes to unaudited condensed consolidated financial statements.

                 FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
               FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 1999
                             (dollars in thousands)


                                                                     Accumulated
                                                  Additional            Other                                        Total
                                  Common           Paid-In           Comprehensive          Accumulated           Stockholders'
                                  Stock            Capital              Income                Deficit                Deficit
                                  -----           ----------         -------------          -----------           -------------
Balance at
 December 29, 1998                $    487        $   55,938         $  (2,857)              $ (95,180)           $ (41,612)

Warrants exercised                       1                58                                                             59
Net income                                                                                       4,876                4,876
                                  --------        -----------        -----------             ----------           ---------
Balance at
 September 28, 1999               $    488        $   55,996         $  (2,857)              $ (90,304)           $ (36,677)
                                  ========        ==========         ==========              ==========           ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                 FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                                                                        Thirty-Nine Weeks Ended
                                                                                               -----------------------------------
                                                                                               September 28,          September 29,
                                                                                                   1999                   1998
                                                                                                   ----                   ----
Cash flows from operating activities:
  Net income (loss)                                                                             $   4,876             $   5,546
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                                                               7,303                 7,570
        Gain on disposition of assets                                                                (148)                  (46)
        Other, net                                                                                    334                   300
        Changes in operating assets and liabilities:
          Accounts and notes receivable                                                              (351)                  132
          Inventories                                                                                  24                  (697)
          Prepaid expenses and other                                                                 (647)                  136
          Trade accounts payable, other payables,
            accrued expenses and other liabilities                                                     24                 2,374
                                                                                                ----------            ---------
        Net cash provided by operating activities                                                  11,415                15,315
                                                                                                ----------            ---------

Cash flows from investing activities:
  Purchases of property, plant and equipment                                                      (15,495)               (6,269)
  Expenditures charged to reserve for store closings                                                 (940)               (1,045)
  Proceeds from the sale of property, plant and equipment                                           2,756                 1,106
  Other, net                                                                                          (19)                   15
                                                                                                ----------            ---------
         Net cash used in investing activities                                                    (13,698)               (6,193)
                                                                                                ----------            ----------
Cash flows from financing activities:
  Payment of indebtedness                                                                          (2,746)               (2,746)
  Other, net                                                                                         (127)                  164
                                                                                                ----------            ---------

Net cash used in financing activities                                                              (2,873)               (2,582)
                                                                                                ----------            ----------
Increase (decrease) in cash and cash equivalents                                                   (5,156)                6,540

Cash and cash equivalents at beginning of period                                                   11,571                 4,516
                                                                                                ----------            ---------

Cash and cash equivalents at end of period                                                      $   6,415             $  11,056
                                                                                                ==========            =========
Supplemental disclosure of cash flow information:
  Interest paid, including $2,746 of interest in 1999
     and 1998 classified as payment of indebtedness                                             $   2,905             $   2,850
                                                                                                ==========            ==========
Non-cash investing activity:
  Note receivable for sale of asset                                                             $     125             $     -
                                                                                                ==========            ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                 FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A:           Summary of Significant Accounting Policies

         Furr's/Bishop's, Incorporated, a Delaware corporation (the "Company"), operates 97 cafeterias and a buffet through its subsidiary Cafeteria Operators, L.P., a Delaware limited partnership (together with its subsidiaries, the "Partnership"). The financial statements presented herein are the unaudited condensed consolidated financial statements of the Company and its majority owned subsidiaries.

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

         The results of operations for the thirty-nine weeks ended September 28, 1999 may not be indicative of the results that may be expected for the fiscal year ending December 28, 1999.

         The following table reconciles the weighted average number of shares in computing of basic and diluted earnings per share for the periods ended September 28, 1999 and September 29, 1998.

                                                    Thirteen Weeks Ended        Thirty-Nine Weeks Ended
                                                --------------------------     ---------------------------
                                                September 28, September 29,    September 28, September 29,
                                                    1999           1998           1999           1998
                                                 ----------     ----------     ----------     ----------
           Weighted average common
             shares outstanding                  48,789,544     48,676,152     48,784,355     48,676,152
           Options                                    4,223         89,944        210,732         72,616
           Warrants                                       0              0              0              0
                                                 ----------     ----------     ----------     ----------
           Total Shares                          48,793,767     48,766,096     48,995,087     48,748,768
                                                 ==========     ==========     ==========     ==========

         Warrants outstanding for the thirteen and thirty-nine weeks ended September 28, 1999 and September 29, 1998 were not considered in the computation of net income per common share because their effect is antidilutive.

NOTE B:           Income Tax

         During the thirty-nine week period ended September 28, 1999, the Company had a net loss for income tax purposes. The resulting tax benefit from the net operating loss has been offset by an increase in the tax valuation allowance.


NOTE C:           Special Charges

         For the quarter ended March 30,1999, the Company recognized a special charge of $566,000 for the costs associated with the move of the Company's support center from Lubbock, Texas to Richardson, Texas. For the quarter ended June 30, 1998, the Company recognized a special charge of $610,000 related to the proxy contest for the election of the Board of Directors.

NOTE D:           Business Segments

         Following is a summary of segment information of the Company for the thirteen weeks ended September 28, 1999 and September 29, 1998:

                                                            Cafeterias                Dynamic Foods                   Total
                                                            ----------                -------------                   -----
1999:
   External revenues                                    $      47,425                 $         363              $     47,788
   Intersegment revenues                                          -                          15,115                    15,115
   Depreciation and amortization                                2,196                           236                     2,432
   Segment profit                                               2,293                            46                     2,339

1998:
   External revenues                                           47,757                           254                    48,011
   Intersegment revenues                                          -                          14,925                    14,925
   Depreciation and amortization                                2,340                           203                     2,543
   Segment profit                                               1,581                           422                     2,003


Following is a summary of segment information of the Company for the thirty-nine weeks ended September 28, 1999 and September 29, 1998:

                                                            Cafeterias                 Dynamic Foods                   Total
                                                            ----------                 -------------                   -----
1999:

   External revenues                                    $     140,120                 $         867              $    140,987
   Intersegment revenues                                          -                          44,794                    44,794
   Depreciation and amortization                                6,591                           712                     7,303
   Segment profit                                               4,240                           636                     4,876

1998:
   External revenues                                          141,480                           775                   142,255
   Intersegment revenues                                          -                          43,616                    43,616
   Depreciation and amortization                                6,956                           614                     7,570
   Segment profit                                               4,434                         1,112                     5,546


Following is a reconciliation of revenues of the reportable segments to the Company's consolidated totals for the thirteen and thirty-nine weeks ended September 28, 1999 and September 29, 1998:

                                                            Thirteen Weeks Ended                   Thirty-nine Weeks Ended
                                                    -----------------------------------         ----------------------------------
                                                    September 28,         September 29,         September 28,       September 29,
                                                         1999                  1998                 1999                1998
                                                    -------------         -------------         ------------        -------------
Revenues
 Total revenues of reportable segments              $    62,903           $  62,936             $ 185,781           $ 185,871
 Elimination of inter-segment revenue                   (15,115)            (14,925)              (44,794)            (43,616)
                                                    ------------          ----------            ----------          ----------
     Total consolidated revenues                    $    47,788           $  48,011             $ 140,987           $ 142,255
                                                    ============          ==========            ==========          ==========

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


NOTE F:           Contingencies

         As discussed in Part II, Item 1 of this report on Form 10-Q and in the Company's 1998 Form 10-K, the Company, in the ordinary course of business, is a party to various legal action. In the opinion of management, these actions ultimately will be disposed of in a manner which will not have a material adverse effect upon the Company's equity, results of operations, and liquidity and capital resources after consideration of the applicable amounts previously accrued.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED SEPTEMBER 28, 1999 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 29, 1998

         RESULTS OF OPERATIONS. Sales for the third fiscal quarter of 1999 were $47.8 million, a decrease of $223 thousand from the same quarter of 1998. Operating income for the third quarter of 1999 was $2.4 million compared to $2.1 million in the comparable period in the prior year. The net income for the third quarter of 1999 was $2.3 million compared to $2.0 million in the third quarter of 1998.

         SALES. Restaurant sales in comparable units were 1.6% higher in the third quarter of 1999 than the same quarter of 1998, due primarily to the Company's reimaging program. Sales for the third fiscal quarter were $333 thousand lower than the same period of the prior year due to there being a net of three fewer units included in the operating results. Sales by Dynamic Foods to third parties were $109 thousand higher in the third quarter of 1999 than the third quarter of the prior year.

         COST OF SALES. Excluding depreciation, cost of sales was 30.5% of sales for the third quarter of 1999 as compared to 29.5% for the same quarter of 1998. Fish costs in the current period were significantly higher than the prior year period.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expense was lower in the aggregate by $871 thousand in the third quarter of 1999 as compared to 1998. Changes in SG&A expense included increases of $250 thousand in marketing expense and $230 thousand in labor and related expense. Other changes in SG&A expense included decreases of $1.3 million in workers' comp and casualty insurance expense due to improved risk management efforts and claims experience.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was lower by $111 thousand in the third quarter of 1999 due primarily to the writing off of property, plant and equipment lacking a useful life in restaurants being remodeled during the current year.

         INTEREST EXPENSE. Interest expense was $85 thousand in the third quarter of 1999, which was $23 thousand higher than the comparable period in the prior year. In accordance with SFAS No. 15, the Company's debt that was restructured at January 2, 1996 was recorded at the sum of all future principal and interest payments and there is no recognition of interest expense thereon.


THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 1999 COMPARED TO THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 1998

         RESULTS OF OPERATIONS. Sales for the first thirty-nine weeks of 1999 were $141.0 million, a decrease of $1.3 million from the same period of 1998. Operating income for the first thirty-nine weeks of 1999 was $5.1 million compared to $5.7 million in the comparable period in the prior year. Operating income for the thirty-nine weeks of 1999 included a special charge of $566 thousand, while the prior year period included a special charge of $610 thousand. The net income for the first thirty-nine weeks of 1999 was $4.9 million compared to $5.5 million in the same period of 1998.

         SALES. Restaurant sales in comparable units were 1.8% higher in the first thirty-nine weeks of 1999 than the same period of 1998,due primarily to the Company's reimaging program. Sales for the first thirty-nine weeks were $1.4 million lower than the same period of the prior year due to there being a net of three fewer units included in operating results. Sales by Dynamic Foods to third parties were $92 thousand higher in the first thirty-nine weeks of 1999 than the same period of the prior year.

         COST OF SALES. Excluding depreciation, cost of sales was 29.9% of sales for the first thirty-nine weeks of 1999 as compared to 29.5% for the same period of 1998. Fish costs in the current period were significantly higher than the prior year period.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expense was lower in the aggregate by $589 thousand in the first thirty-nine weeks of 1999 as compared to 1998. Changes in SG&A expense included increases in 1999 of $1.3 million in labor and related expense and $475 thousand in marketing expense. Other changes in SG&A expense included decreases of $1.8 million in workers' comp and casualty insurance expense due to improved risk management efforts and claims experience.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was lower by $267 thousand in the first thirty-nine weeks of 1999 due primarily to the writing off of useful life in restaurants being remodeled during the current year.

         SPECIAL CHARGES. Operating income for the thirty-nine weeks ended September 28, 1999 included a special charge of $566 thousand to reflect the cost of the move of the Company's Support Center from Lubbock, Texas to Richardson, Texas. Operating income for the thirty-nine weeks ended September 29, 1998 included a special charge of $610 thousand to reflect the cost of the proxy contest for the election of the Board of Directors.

         INTEREST EXPENSE. Interest expense was $232 thousand in the first thirty-nine weeks of 1999, which was $56 thousand higher than the comparable period in the prior year. In accordance with Statement of Financial Accounting Standards No. 15, the Company's debt that was restructured at January 2, 1996 was recorded at the sum of all future principal and interest payments and there is no recognition of interest expense thereon.


                       LIQUIDITY AND CAPITAL RESOURCES OF
                 FURR'S/BISHOP'S, INCORPORATED AND SUBSIDIARIES

         During the thirty-nine weeks ended September 28, 1999, cash provided by operating activities of the Company was $11.4 million compared to $15.3 million in the same period of 1998. The Company made capital expenditures of $15.5 million during the first thirty-nine weeks of 1999 compared to $6.3 million during the same period of 1998. Most of the increase over the prior year related to the remodels of twenty cafeterias. Cash and cash equivalents were $6.4 million at September 28, 1999 compared to $11.1 million at September 29, 1998. The current ratio of the Company was .56:1 at September 28, 1999 compared to
 .70:1 at September 29, 1998 and .70:1 at December 29,1998. The Company's total assets at September 28, 1999 aggregated $69.9 million, compared to $70.1 million at September 29, 1998 and $68.5 million at December 29, 1998.

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

         The Company has outstanding $61.0 million of 12% Notes due December 31, 2001, which includes $15.1 million of interest to maturity. The semi-annual interest payments of $2.7 million on the 12% Notes are due on each March 31 and September 30. The obligations under the 12% Notes are secured by a security interest in and a lien on all of the personal property of the Partnership and mortgages on all fee and leasehold properties of the Partnership (to the extent such properties are mortgageable).

         The Company has outstanding $2.5 million of 10.5% Notes due December 31, 2001. A semi-annual cash interest payment of approximately $134 thousand is due on each June 30 and December 31.

         The Company is pursuing a program of remodeling existing cafeterias and opening new restaurants. The Company anticipates expending approximately $15 to $20 million in fiscal year 1999 to remodel existing cafeterias and open new restaurants and to make other capital expenditures, of which $15.1 million has been expended to date. No assurance can be given that the Company will generate sufficient funds from operations or obtain alternative financing sources to enable it to fully implement the anticipated capital expenditures.

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

         The Company believes that it has identified all significant digital systems and applications that will require modification to ensure Year 2000 compliance. The Company has completed the modification, upgrading, and replacing of the digital systems that have been identified as adversely affected by Y2K. The Company's total costs of this effort during the 1998 and 1999 fiscal years has been approximately $400 thousand, which is being funded through operating cash flows.

         The Year 2000 Problem may also affect parties who provide critical goods and services to the Company, for example banks, credit card companies, utility providers and suppliers of raw and processed foodstuffs to the Company's restaurants and its Dynamic Foods operation. The Company has evaluated the extent to which the Company's operations are vulnerable to Year 2000 problems of its material vendors and has sought assurance of their Year 2000 compliance status. Management believes that the Company's reliance upon large volumes of independent consumer transactions at 100 restaurant locations, operation of its own trucking fleet and utilization of the Dynamic Foods division to provide the majority of its food products limit some aspects of the Company's Year 2000 exposure. However, the Company's ability to assure Year 2000 compliance by many critical vendors is very limited.

         The Company has sent Y2K readiness questionnaires to all of its major vendors. Although not all vendors have provided the Company with Year 2000 compliance assurances, the Company does not anticipate any material problems with its major vendors. However, the Company has completed contingency plans to address the possibility of significant performance failures by its major vendors. There is no assurance that the Company can adequately plan for contingencies that may be associated with Year 2000 failures by these third parties, or that alternative suppliers will be available and themselves unaffected by Year 2000 problems. In particular, management is not able to predict with any assurance the effect of Year 2000 problems in the food product industry or among the suppliers of utilities such as electricity, water and telecommunications to the Company, and specifically to its Dynamic Foods operation. An interruption of the operation of Dynamic Foods could require the Company to close its restaurants until service can be resumed.

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

                           The anticipated cash impact of the proposed
                  settlement on the Company includes payment in 2000 of approximately $1.5 million of expenses for legal and professional fees, with the remainder of the settlement to be paid to the Plan in future years to fund increased benefit payments to former and current employees. The settlement will not require any funding payments to the Plan by the Company in 1999 but is expected to require payments by the Company to the Plan of approximately $1.7 million in 2000 and approximately $850 thousand in 2001, with additional funding payments required in subsequent years in amounts that are expected to decline over time, subject to the overall funding status of the Plan. The Agreement provides for Kmart Corporation's pension plan to transfer $700 thousand to the Cavalcade Pension Plan to fund a portion of the additional benefits required by the Agreement. Management does not believe that payment of these amounts in 1999 and subsequent years will have a material adverse effect on the Company's planned operations.

         (b) The Company filed a declaratory judgement lawsuit in the State District Court in Lubbock, Texas, in which it asks the Court to find that the Company is not obligated to make severance payments that have been demanded by Theodore Papit, the former President and CEO of the Company. Mr. Papit submitted his resignation on May 28, 1998, following the election at the Company's annual meeting of shareholders of a slate of directors proposed by Teacher's Insurance and Annuity Association of America ("TIAA"), the Company's largest shareholder at that time. He subsequently demanded payment of more than $500 thousand of severance and other amounts that he claimed were owing to him under a "President and Chief Executive Officer Agreement" dated March 23, 1998. This Agreement was approved by a split vote of the Board of Directors after TIAA had publicly announced that it might take action affecting the control of the Company. The Company has requested a jury trial and believes that there are a number of grounds that will support the Court in granting the requested relief, among them being that the Agreement is void as an interested party transaction that did not receive the necessary approval of independent, disinterested directors, the terms of the Agreement are not fair to the Company and the Agreement was entered into by the Company without the benefit of full disclosure by Mr. Papit and consideration by the Board of Directors of material information regarding his management of the Company.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  Exhibit 27-Financial Data Schedule

         (b)      REPORTS ON FORM 8-K

                  No reports on Form 8-K were filed during the quarter ended September 28, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         FURR'S/BISHOP'S, INCORPORATED             FURR'S/BISHOP'S, INCORPORATED



BY:      /s/ Phillip Ratner                        /s/ Paul G. Hargett
         -------------------------------------     -----------------------------
         Phillip Ratner                            Paul G. Hargett
         President and Chief Executive Officer     Chief Financial Officer


DATE:   November 9, 1999