Form 10-K
period 1999-12-28
FURRS BISHOPS INC
filed 2000-03-27
CIK 872548

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the fiscal year ended December 28, 1999

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                           Commission file number 1-10725
                           FURR'S RESTAURANT GROUP, INC.
               (Exact name of Registrant as specified in its charter)

           DELAWARE                                              75-2350724
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

3001 E. PRESIDENT GEORGE BUSH HIGHWAY, RICHARDSON, TX         75082
(Address of principal executive office)                      (Zip Code)

     Registrant's telephone number, including area code   (972) 808-2923

     Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange
Title of each class                            on which registered
-------------------                            -------------------
Common Stock, par value                         New York Stock Exchange
 $.01 per share

Securities registered pursuant to Section 12(g) of the Act:   None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
filing requirements for the past 90 days.    Yes  X    No
                                                -----     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

     The aggregate market value of the Voting Stock held by non-affiliates of the Registrant, based upon the closing price of the registrant's Common Stock on March 23, 2000, was $31,056,711.

     The number of shares outstanding of each of the registrant's classes of stock as of the latest practicable date are as follows:

                                                  Shares Outstanding
          Class                                   as of March 23, 2000
          -----                                   --------------------
Common Stock, par value $.01 per share                 9,743,282

     Portions of the definitive proxy statement relating to the 2000 annual meeting of stockholders are incorporated by reference in Part III.

                           FURR'S RESTAURANT GROUP, INC.
                                     FORM 10-K
                                   ANNUAL REPORT


                                 TABLE OF CONTENTS

                                                                              Page
                                                                              ----

                                       PART I

Item 1.        Business. . . . . . . . . . . . . . . . . . . . . . . . . . .  3
Item 2.        Properties. . . . . . . . . . . . . . . . . . . . . . . . . .  6
Item 3.        Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .  7
Item 4.        Submission of Matters to a Vote of Security Holders . . . . .  8

                                      PART II

Item 5.        Market for Registrant's Common Equity and
               Related Stockholder Matters . . . . . . . . . . . . . . . . .  8
Item 6.        Selected Financial Data . . . . . . . . . . . . . . . . . . .  9
Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . . .   10
Item 8.        Financial Statements and Supplementary Data . . . . . . . .   15
Item 9.        Changes In and Disagreements With Accountants on
               Accounting and Financial Disclosure . . . . . . . . . . . .   17

                                      PART III

Item 10.       Directors and Executive Officers of the Registrant. . . . .   17
Item 11.       Executive Compensation. . . . . . . . . . . . . . . . . . .   17
Item 12.       Security Ownership of Certain Beneficial
               Owners and Management . . . . . . . . . . . . . . . . . . .   17
Item 13.       Certain Relationships and Related Transactions. . . . . . .   17

                                      PART IV

Item 14.       Exhibits, Financial Statement Schedule and Reports
               on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . .   17

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   23


                                       PART I

Item 1.        BUSINESS

GENERAL

     Furr's Restaurant Group, Inc. (the "Company" or "Furr's"), formerly known as Furr's/Bishop's, Incorporated was incorporated in Delaware in 1991 and, through its subsidiaries, is one of the largest operators of family-style cafeteria restaurants in the United States. We believe that our cafeterias and buffet, which are operated under the "Furr's" and "Bishop's" names, are well recognized in their regional markets for their value, convenience, food quality and friendly service. Our 97 cafeterias and one buffet are located in twelve states in the Southwest, West and Midwest. In addition, we operate Dynamic Foods, our food preparation, processing and distribution division, in Lubbock, Texas. Dynamic Foods provides in excess of 85% of the food and supply requirements of our cafeteria and buffet restaurants. Dynamic Foods also sells bakery items and various prepared foods to the restaurant, food service and retail markets.

FAMILY DINING DIVISION

     The Family Dining Division consists of 97 cafeterias and one pay-at-the-door buffet-style restaurant operated by Cafeteria Operators, L.P., an indirect wholly owned partnership subsidiary of Furr's ("Cafeteria Operators").

     CAFETERIAS. Cafeterias occupy a long standing niche in the food service industry, providing the customer with a pleasant, moderately-priced alternative to fast-food chains and conventional full-service restaurants. Our cafeterias offer a wide variety of meals appealing to a broad range of personal tastes, including chicken, beef, fish and pasta entrees; soup, salad and vegetable choices; non-alcoholic beverages; and freshly baked pies and cakes. The food is prepared for serving by the individual cafeteria. The Company's cafeterias are generally characterized by quick service and modest prices per guest. Guest tickets for the fiscal years ended December 28, 1999, December 29, 1998 and December 30, 1997 averaged approximately $5.91, $5.79 and $5.62 respectively. Our cafeterias average approximately 10,000 square feet in size and have average seating capacity for approximately 300 guests. Virtually all of our cafeterias feature "All-You-Can-Eat" at a fixed price all day, every day, as well as the traditional "a la carte" pricing alternative, which allows customers to choose the pricing and dining format which they find the most attractive.

     Management believes that the "Furr's" and "Bishop's" names are widely recognized in their regional markets. Management's emphasis on consistent food quality, variety, cleanliness and service has led to a loyal guest base.
 Our customer base consists principally of people over 45 years of age, shoppers, working people and young families.

     BUFFET. Our buffet-style restaurant features traditional American and ethnic foods at a fixed price that entitles each guest to unlimited servings of all menu items and beverages. Food items are served in a "scatter bar" format at buffet islands centrally located in the restaurant's food service area. The "scatter-bar" buffet format emphasizes customer choice by allowing customers to select at their own pace in self selected portions, thereby improving the restaurant experience for the guest. The buffet unit is approximately 10,000 square feet in size and has seating capacity for approximately 300 guests. Guest tickets for the fiscal years ended December 28, 1999, December 29, 1998 and December 30, 1997 averaged approximately $6.06, $6.05 and $5.80, respectively.

MARKETING AND ADVERTISING

     Our marketing program utilizes a variety of media to attract customers to our restaurants and to create a targeted image for our restaurants. We utilize point of sale advertising within our restaurants to focus customers on the various food items and promotions being offered at the restaurant. Television advertisements are used to enhance our image with respect to food quality and value pricing. Also, billboard advertising, newspaper and direct mail programs within the communities in which we have a large presence are used to direct customers to our restaurants and to promote specific programs, including the one-price "All-You-Can-Eat" concept. We frequently use all of our marketing tools together to promote the concept. In addition, store managers and other personnel are encouraged to participate in local public relations and promotional efforts.

DYNAMIC FOODS

     We operate Dynamic Foods, a food purchasing, processing and distribution facility in Lubbock, Texas that supplies in excess of 85% of the food and supply requirements of our family dining restaurants, providing us with uniform quality control and the ability to make volume purchases. In addition, management believes that there is significant potential for utilizing the available excess capacity at Dynamic Foods by increasing sales to third parties. In fiscal 1999, third party sales by Dynamic Foods aggregated $1.2 million.

     Dynamic Foods has approximately 140 separate food items available under the "Dynamic Foods" label for distribution to our restaurants and for sale to third parties. Currently, approximately 97% of Dynamic Food's manufacturing output is used at our restaurants and the remainder is sold to third parties.

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

     The general managers of our family dining restaurants report to eleven regional managers who, in turn, report to the Vice President of Operations. The general managers have responsibility for day-to-day operations, including food ordering, labor scheduling, menu planning, customer relations and personnel hiring and supervision. The regional managers visit each restaurant regularly and work with the in-store managers to evaluate and maintain overall operating standards. They also make quality control checks, train personnel in operating procedures and evaluate procedures developed by cafeteria and buffet personnel for possible use in all company-owned family dining units.

SERVICE MARKS AND TRADEMARKS

     We utilize and are dependent upon certain registered service marks, including "Furr's Cafeterias," "Bishop's Buffets" and "Dynamic Foods," and a stylized "F" trademarked by Furr's. These and other trademarks are current and are renewable on various dates through February 2008. We are not aware of any party who could prevail in a contest of the validity of such service marks and trademarks.

SEASONALITY

     Customer volume on a company-wide basis at most established restaurants is generally somewhat lower in the winter months, due primarily to weather conditions in certain of the markets for our restaurants. As a consequence, the first and fourth quarters of the year historically produce lower sales. A harsh winter season has a negative effect on our revenues, results of operations.

WORKING CAPITAL REQUIREMENTS

     Our restaurants are a cash business. Funds available from cash sales are not needed to finance receivables and are generally not needed immediately to pay for food, supplies and certain other expenses of the restaurants. Therefore, our business and operations have not historically required proportionately large amounts of working capital, which is generally common among similar restaurant companies. Should Dynamic Foods expand its sales to third parties, the accounts receivables and inventory related to such sales could require it to maintain additional working capital. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

COMPETITION

     The food service business is highly competitive in each of the markets in which our restaurants operate and is often affected by changes in consumer tastes, economic conditions and demographic and local traffic patterns. In each area in which our restaurants operate, there is a large number of other food service outlets including other cafeterias, buffets and fast-food and limited-menu restaurants which compete directly and vigorously with our restaurants in all aspects, including quality and variety of food, price, customer service, location and the quality of the overall dining experience.

     Neither Furr's nor any of its competitors has a significant share of the total food service market in any area in which we compete. We believe that our principal competitors are other cafeterias and buffets, moderately-priced, conventional restaurants, fast-food outlets and eat-at-home alternatives. Many of our competitors, including our primary cafeteria and buffet competitors, have greater financial resources and lower total debt-to-equity ratios than Furr's. We compete with other food service outlets for management personnel based on salary, opportunity for advancement and stability of employment. We believe we offer existing and prospective management personnel an attractive compensation and benefits package with opportunity for advancement in a stable segment of the food service industry.

     The food manufacturing and distribution business is highly competitive and many of Dynamic Foods' competitors are large regional or national food processors and distributors with significantly greater financial resources than Furr's. Accordingly, there can be no assurance that Dynamic Foods will be able to generate significantly higher revenue or increase our profitability.

CAPITAL EXPENDITURE PROGRAM

     During the fiscal years ended December 28, 1999, December 29, 1998 and December 30, 1997, Furr's expended $19.9 million, $7.7 million and $5.6 million, respectively, principally to maintain and remodel existing cafeterias, upgrade its computer and information systems, construct two new units and improve the facility operated by Dynamic Foods. The increase in capital expenditures in 1998 and 1999 was primarily due to a significant reimaging program. We expect to continue this program in the year 2000. Our capital expenditure program is necessary to enable us and our subsidiaries to increase our revenue and profitability.

     Subject to our ability to generate necessary funds from operations or to obtain funds from other sources, we intend to pursue a program of remodeling existing restaurants and opening new restaurants. We anticipate expending approximately $10 million in fiscal year 2000 to remodel existing cafeterias, open new restaurants and make other capital expenditures. No assurance can be given that we will generate sufficient funds from operations or obtain alternative financing to enable us to fully implement the desired capital expenditures. Our ability to open new restaurants will also depend, among other things, upon our ability to secure appropriate store locations on favorable terms and to identify, hire and train personnel for expansion. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

EMPLOYEES

     As of March 7, 2000, we employed approximately 5,600 persons, of whom approximately 4,600 were employed on a full-time basis. We employed approximately 340 persons as managers or assistant managers in restaurants, 11 persons as regional managers and approximately 65 persons in executive, administrative or clerical positions in the corporate office. None of our employees is covered by collective bargaining agreements. We believe we maintain good relations with our employees.

     The majority of our restaurants pay average wages in excess of the current minimum wage standards. However, any future increase in the federal minimum wage could have the effect of increasing our labor costs. In recent years, the market for those employees who have traditionally been employed in the restaurant industry has become increasingly competitive due to fewer persons entering this category of wage earner and the increased government regulation of immigrants entering and working in the United States. In response to this decrease in the available labor pool, we have increased our average hourly wage and expanded our hiring and training efforts.

REGULATION

     Our restaurants are subject to numerous federal, state and local laws affecting health, sanitation, waste water, fire and safety standards. We believe that we are in substantial compliance with applicable laws and regulations governing our operations.

     The Federal Americans With Disabilities Act, which became effective as to public accommodations and employment in 1992, prohibits discrimination on the basis of disability. As we proceed with remodeling existing restaurants, we could be required to expend funds to modify our restaurants in order to provide service to, or make reasonable accommodations for the employment of, disabled persons.

Item 2.   PROPERTIES

     RESTAURANT LOCATIONS. The following table sets forth the number of restaurants operated by the Company in certain states as of March 7, 2000.

State                            Number of Restaurants
-----                            ---------------------
Arizona                                         6
Arkansas                                        2
California                                      2
Colorado                                        8
Illinois                                        1
Iowa                                            5
Kansas                                          7
Missouri                                        2
Nevada                                          2
New Mexico                                     15
Oklahoma                                       10
Texas                                          38
                                               --
                                               98
                                               --

     SITE SELECTION. We generally intend to reposition existing restaurants or open new restaurants in markets in which our restaurants are presently located and in adjacent markets, in order to improve our competitive position and increase operating margins by obtaining economies of scale in merchandising, advertising, distribution, purchasing and supervision. The primary criteria considered in selecting new locations are a high level of customer traffic, convenience to both lunch and dinner customers in demographic groups that tend to favor our restaurants and the occupancy cost of the proposed restaurant. Our ability to open new restaurants depends on a number of factors, including our ability to find suitable locations and negotiate acceptable leases, our ability to attract and retain a sufficient number of qualified restaurant managers and the availability of sufficient financing.

     PROPERTIES. Forty-four of our restaurants are leased from third parties, another 34 are subleased under a master sublease agreement, 12 are owned and are situated on land leased from third parties and nine are owned in fee simple. Most of the leases have initial terms of from 10 to 20 years and contain provisions permitting renewal for one or more specified terms at specified rental rates. Some leases provide for fixed annual rent plus rent based on a percentage of sales. The average restaurant contains approximately 10,000 square feet and seats approximately 300 guests.

     Dynamic Foods' food manufacturing and distribution facility contains approximately 175,000 square feet and is situated on approximately 24 acres owned by Furr's in fee simple in Lubbock, Texas. In addition, a grocery warehouse of approximately 36,000 square feet and a truck terminal of approximately 7,200 square feet are located adjacent to the distribution facility.

     Our executive offices are located in approximately 28,000 square feet of leased office space in Richardson, Texas. We believe that the space will be adequate to conduct our current operations for the foreseeable future.

     The Company leases eight properties under a master sublease, owns seven buildings situated on land leased from third parties and owns two buildings on land owned in fee simple, which are not used in the Company's restaurant business and are leased to third parties or placed on the market for sale.

Item 3.        LEGAL PROCEEDINGS

     (1) During 1999 we settled on favorable terms an outstanding dispute with the Internal Revenue Service (the "Service") relating to the federal income tax returns of certain subsidiaries of Furr's, including (i) Cavalcade Holdings, Inc. ("Holdings") (for each of the tax years ended June 30, 1985 through June 30, 1990), (ii) Cavalcade Foods, Inc. ("Foods") as successor in interest to Bishop Buffets, Inc. (for the tax period ended December 27, 1986), and (iii) Foods as successor in interest to Furr's Cafeterias, Inc. (for the tax period ended December 27, 1986). We paid $125 thousand to settle these claims, and recognized a tax benefit in the fourth quarter of 1999 of $2.9 million relating to reserves that had previously been established with respect to this dispute.

     (2) In July 1998, we filed a declaratory judgment lawsuit in State District Court in Lubbock, Texas, in which we ask the Court to find that we are not obligated to make severance payments that have been demanded by Theodore Papit, the former President and Chief Executive Officer of Furr's. Mr. Papit resigned effective May 29, 1998, following the election at the annual meeting of stockholders of Furr's of a slate of directors proposed by Teacher's Insurance and Annuity Association of America ("TIAA"), our largest stockholder at that time. He subsequently demanded payment of more than $500,000 of severance and other amounts that he claimed were owing to him under a President and Chief Executive Officer Agreement dated March 23, 1998.
 This agreement was approved by a split vote of the Board of Directors after TIAA had publicly announced that it might take action affecting the control of the Company. We have requested a jury trial and believe that there are a number of grounds that will support the Court in granting the requested relief, among them being that the Agreement is void as an interested party transaction that did not receive the necessary approval of independent, disinterested directors, the terms of the Agreement are not fair to Furr's and the Agreement was entered into by Furr's without the benefit of full disclosure by Mr. Papit and consideration by the Board of Directors of material information regarding his management of the Company.

     (3) Furr's and certain of our subsidiaries, the Cavalcade Pension Plan, the Cavalcade Pension Plan Committee, Kmart Corporation and our pension plan and Michael Levenson were defendants in a lawsuit brought against us in U.S. District Court in Denver, Colorado by Robert H. Aull ("Plaintiff"), a former employee of Furr's and a participant in the Cavalcade Pension Plan. The Plaintiff's allegations (all of which were disputed by the defendants in the case) included: (i) that accrued benefits under the Cavalcade Pension Plan were improperly reduced during the period from 1988 to 1993, (ii) the "freeze" of the Plan on June 30, 1989 was improper, (iii) an insufficient amount of assets was transferred from the Kmart Corporation pension plan to the Cavalcade Pension Plan in connection with the acquisition of Furr's from Kmart effected by Mr. Levenson and his affiliates in 1988 and (iv) rent concessions allowed to Furr's by Kmart commencing in 1993 constituted prohibited transactions that bestowed illegal benefits upon Furr's and Mr. Lewis.

     In 1998, Furr's, the Cavalcade Pension Plan, the members of the Cavalcade Pension Plan Committee, Kmart Corporation and our pension plan entered into a definitive settlement agreement (the "Agreement") with the plaintiff and his counsel to resolve all outstanding claims among them. The court hearing the case in December 1999 approved the settlement as "fair" to all members of the plaintiff class by the court after notice to all purported class members. Pursuant to the settlement, the litigation has been dismissed with prejudice.

     As a result of the settlement of the Aull litigation and the concurrent resolution of an IRS audit of the Plan that focused on substantially identical issues, we recognized a special charge of $5.8 million in the fourth quarter of 1998, of which $2.2 million related to resolution of the IRS audit. The anticipated cash impact of the settlement on Furr's includes payment in 2000 of approximately $1.5 million of expenses for legal and professional fees, with the remainder of the settlement to be paid to the Plan in future years to fund increased benefit payments to former and current employees. The settlement is not expected to require any additional funding payments to the Plan by Furr's in 2000 based upon the current value of Plan assets, but may require additional payments by Furr's to the Plan in future years. Pursuant to the settlement, Kmart Corporation's pension plan transferred $700,000 to the Cavalcade Pension Plan to fund a portion of the additional benefits required by the Agreement. Management does not believe that payment of amounts required of Furr's under the settlement will have a material adverse effect on our planned operations.

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None.


                                      PART II

Item 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

COMMON STOCK

     The Common Stock, par value $.01 per share ("Common Stock"), is traded on the New York Stock Exchange ("NYSE") under the symbol "FRG." As of March 23, 2000, there were 9,743,282 shares of Common Stock outstanding and approximately 2,000 record holders. The closing price of the Common Stock on March 23, 2000 was $3.1875.

     As of March 23, 2000, no cash dividends had been declared on the Common Stock. The terms of the indebtedness of Cafeteria Operators limits its ability to distribute funds to the Company for the payment of dividends on the Common Stock. The Company does not anticipate paying dividends in the foreseeable future.

     The following table provides the high and low closing prices for each quarter of the last two fiscal years:

                                   1998                   1999
                             ----------------        ----------------
                             High         Low        High         Low
                             ----         ---        ----         ---
    First Quarter           $5.00       $2.35       $7.19       $4.69
    Second Quarter           6.25        3.45        5.31        3.75
    Third Quarter            5.60        3.45        4.06        2.50
    Fourth Quarter           6.90        4.40        3.75        2.50

     At March 23, 2000, the Company had warrants outstanding representing the right to purchase an aggregate of 512,245 shares of Common Stock at an exercise price pf $5.55 per share. Such warrants are exercisable at any time and expire on January 2, 2001. Such warrants are not listed for trading on any public exchange.

Item 6.   SELECTED FINANCIAL DATA  (in thousands, except per share data)

Fiscal Years Ended
-------------------------------------------------------------------------------

                                       December 28,  December 29,   December 30,     December 31,    January 2,
                                          1999           1998            1997           1996            1996
                                       ------------  ------------   ------------     ------------    ----------
Sales (1)                              $ 188,060      $ 188,208       $ 193,530       $ 197,196      $ 209,769

Net Income (loss)                         31,262         (1,229)         (5,396)          8,363        (38,863)

Income (loss)
  per common share, diluted (2)
    Before extraordinary item               3.19          (0.13)          (0.55)           0.85          (4.00)
    Extraordinary item (3)                     -              -               -               -          17.50

Net income (loss)                           3.19          (0.13)          (0.55)           0.85          13.50

Total assets                              89,463         68,509          65,801          75,259         78,038

Long term obligations
  and redeemable preferred stock (4)      70,929         81,902          78,974          82,905         90,590


(1) The Company closed two restaurants in 1999, four restaurants in 1998, eight restaurants in 1997, five restaurants in 1996 and fourteen restaurants in 1995. The Company opened one restaurant in 1999 and one restaurant in 1997.
(2) All years based on Common Stock outstanding after giving effect to the reverse stock splits effected in 1999 and 1996.
(3) Includes a net extraordinary gain of $170,239 from financial restructuring transactions in the fourth quarter of the fiscal year ended January 2, 1996.
(4)  Includes $12,389, $17,882, $23,374, $28,867 and $33,413  of interest accrued to maturity on long-term debt in fiscal year ended December 28, 1999, December 29, 1998, December 30, 1997, December 31, 1996 and January 2, 1996, respectively.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's fiscal year is a 52-53 week year. Each of the last three fiscal years included 52 weeks.

The following table sets forth certain statement of operations data and restaurant data for the fiscal years indicated (dollars in thousands, except sales per unit):


                                                                 1999              1998              1997
                                                                 ----              ----              ----
Statement of operations data:
Sales                                                         $ 188,060         $ 188,208         $ 193,530
Costs and expenses:
     Cost of sales (excluding depreciation)                      56,036            55,801            58,292
     As a percent of sales                                        29.80%            29.65%            30.12%
     Selling, general and administrative                        113,327           114,706           118,979
     As a percent of sales                                        60.26%            60.95%            61.48%

     Depreciation and amortization                               10,335            10,097            10,889
     Special charges (credits)                                      566             8,583            10,477
                                                              ---------         ---------         ---------
     Total costs and expenses                                   180,264           189,187           198,637
                                                              ---------         ---------         ---------
Operating income (loss)                                           7,796              (979)           (5,107)
Interest expense                                                    349               250               289
                                                              ---------         ---------         ---------
Income (loss) before income taxes                                 7,447            (1,229)           (5,396)
Income tax benefit                                              (23,815)                -                 -
                                                              ---------         ---------         ---------
Net Income (loss)                                             $  31,262         $  (1,229)        $  (5,396)
                                                              ---------         ---------         ---------
                                                              ---------         ---------         ---------
Restaurant units in operation:
     Beginning of year                                               99               103               110
     Opened                                                           1                 -                 1
     Closed                                                          (2)               (4)               (8)
                                                              ---------         ---------         ---------
     End of year                                                     98                99               103
                                                              ---------         ---------         ---------
                                                              ---------         ---------         ---------
Year over year comparable store sales change
     (for units open at year end and which
     operated the full year)                                       1.98%             2.98%             0.31%
                                                              ---------         ---------         ---------
                                                              ---------         ---------         ---------
Average weekly sales per restaurant unit (for units
     open at year end and which operated the full year)       $  36,701         $  35,621         $  34,426
                                                              ---------         ---------         ---------
                                                              ---------         ---------         ---------


FIFTY-TWO WEEKS ENDED DECEMBER 28, 1999 COMPARED TO FIFTY-TWO WEEKS ENDED DECEMBER 29, 1998


     RESULTS OF OPERATIONS. Sales for the fifty-two week fiscal year ended December 28, 1999 were $188.1 million, a decrease of $.1 million from the fiscal year ended December 29, 1998. Comparable store sales increased by $3.4 million or 1.98% in 1999 compared to 1998.

     Our net income was $31.3 million for fiscal 1999 comparing to a net loss of $1.2 million for the prior year or net income of $3.19 per share compared to a net loss of $0.13 per share, respectively. The operating results for 1999 and 1998 included special charges aggregating $.6 million and $8.6 million, respectively. Before special charges, net income for fiscal 1999 was $31.8 million including a $2.9 million income tax benefit from the settlement of Internal Revenue Service litigation resulting from the purchase of the Company from K-Mart in 1986. In addition, a net operating loss ("NOL") carry-forward of approximately $121 million is available to Furr's to offset future taxable earnings for the purposes of reducing our income tax payments. However, the benefit of this NOL could not be recognized until we determined that is "more likely than not" we would realize the benefits through profitable operations.
As a result of eight consecutive quarters of comparable store sales growth, positive results from our reimaging program and the settlement of the "Aull" pension litigation, we believe it to be "more likely than not" we will recognize a benefit from the NOL. Accordingly, we recorded an income tax benefit in the fourth quarter of 1999 of $20.8 million.

     Our pretax income excluding these items increased by 8.1% to $8.0 million in 1999 compared to $7.4 million for 1998.

     SALES. Restaurant sales in comparable units were 1.98% higher in fiscal 1999 than 1998. Sales in 1999 were lower than the prior year by $.1 million. Revenues in fiscal year 1999 included $1.2 million of Dynamic Foods sales to third parties compared to $1.0 million in fiscal 1998.

     COST OF SALES. Cost of sales was 29.8% of sales for fiscal year 1999 compared to 29.7% for fiscal year 1998.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense was lower in the aggregate by $1.4 million in fiscal year 1999. Of the decrease, $3.0 million was due to fewer units being included in operating results. SG&A expense includes increases of $1.7 million in labor and related expense, $608 thousand in marketing expense and $421 thousand in rent expense. SG&A expense includes decreases of $488 thousand in utility expense, $740 thousand in casualty insurance and $642 thousand in legal and professional expenses.

     SPECIAL CREDITS AND CHARGES. The operating results for fiscal 1999 include a special charge of $566 thousand for expenses related to the relocation of the corporate offices from Lubbock, Texas to Richardson, Texas. The operating results for fiscal 1998 include special charges aggregating $8.6 million. Included in the total are charges of $6.2 million for the estimated costs of litigation settlements, $1.5 million for expenses related to closed stores and the write down of certain properties, $610 thousand related to the proxy contest and the election of the Board of Directors and $291 thousand for the write off of the deferred costs associated with warrants.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $238 thousand higher than the prior year, due to the depreciation on capital expenditures in the prior and current year principally related to our on- going remodeling program.

     INTEREST EXPENSE. Interest expense was $349 thousand, which was higher than the prior year by $99 thousand. As discussed in note 2 to the consolidated financial statements, in accordance with SFAS 15, certain debt was recorded at the sum of all future principal and interest payments and there is no recognition of interest expense thereon. Cash payments not recorded as expense in 1999 and 1998 amounted to $5.5 million each year.

     INCOME TAX BENEFIT. As discussed above and in note 6 to the consolidated financial statements, in fiscal 1999 we recorded a deferred tax asset of $20.8 million, and a reduction of a prior year income tax liability related to an Internal Revenue Service examination, which was settled in 1999, of $2.9 million. No income tax benefit was recorded in fiscal 1998.

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

     SALES. Restaurant sales in comparable units were 2.98% higher in fiscal 1998 than 1997. Sales in 1998 were lower than the prior year by $9.7 million as a result of the closure of four units in 1998 and eight units in 1997. Revenues in fiscal year 1998 included $1.0 million of Dynamic Foods sales to third parties compared to $1.7 million in fiscal 1997.

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

     SPECIAL CREDITS AND CHARGES. The operating results for fiscal 1998 include special charges aggregating $8.6 million. Included in the total are charges of $6.2 million for the estimated costs of litigation settlements, $1.5 million for expenses related to closed stores and the write down of certain properties, $610 thousand related to the proxy contest and the election of the Board of Directors and $291 thousand for the write off of the deferred costs associated with warrants. The operating results for fiscal 1997 include net special charges of $10.5 million. Included in the total are charges of $6.9 million of property, plant and equipment write downs and closed store reserves and $4.9 million related to the Levenson litigation and related indemnity, which were partially offset by a credit of $1.3 million related to the settlement of a lawsuit.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $792 thousand lower than the prior year, due to an impairment charge which reduced the carrying value of certain depreciable assets in fiscal 1997 which was partially offset by the depreciation on fiscal 1998 capital expenditures.

     INTEREST EXPENSE. Interest expense was $250 thousand, which was lower than the prior year by $39 thousand. Cash payments not recorded as expense in 1998 and 1997 due to the financial accounting treatment of restructured debt amounted to $5.5 million.

NEW ACCOUNTING PRONOUNCEMENTS

     The Company is assessing the reporting and disclosure requirements of SFAS No. 133, Accounting For Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. This statement, as amended by SFAS No. 137, is effective for financial statements for fiscal years beginning after June 15, 2000. The Company has not yet determined the impact SFAS No. 133 will have on its financial statements. The Company will adopt the provisions of SFAS
No. 133 in the first quarter of Fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES:

     During fiscal 1999, cash provided from our operating activities was $16.2 million compared to $18.8 million in 1998. Cash used for the payment of interest was approximately $5.8 million in 1999 and $5.7 million 1998. We made capital expenditures of $19.9 million during 1999 compared to $7.7 million during 1998. Cash, temporary investments and marketable securities were $5.2 million at December 28, 1999 compared to $11.6 million at December 29, 1998. The current ratio of the Company was .47:1 at December 28, 1999 compared to

 .70:1 at December 29, 1998. Our total assets at December 28, 1999 aggregated $89.5 million compared to $68.5 million at December 29, 1998.

     Our restaurants are a cash business. Funds available from cash sales are not needed to finance receivables and are not generally needed immediately to pay for food, supplies and certain other expenses of the restaurants. Therefore, our business and operations have not historically required proportionately large amounts of working capital, which is generally common among similar restaurant companies. Should Dynamic Foods expand its sales to third parties, the accounts receivable and inventory related to such sales could require us to maintain additional working capital.

     Cafeteria Operators has outstanding $58.2 million of 12% Notes due December 31, 2001, including $12.4 million of accrued interest. Under the terms of the 12% Notes, a semi-annual cash payment of approximately $2.7 million is due on each March 31 and September 30. The obligations of Cafeteria Operators under the 12% Notes are secured by a security interest in and a lien on all of the personal property of Cafeteria Operators and mortgages on all fee and leasehold properties of Cafeteria Operators (to the extent such properties are mortgageable).

     Cafeteria Operators has outstanding $2.6 million of 10.5% Notes due December 31, 2001. Under the terms of the 10.5% Notes, a semi-annual cash payment of approximately $133 thousand is due on each June 30 and December 31. These notes were issued as payment of a portion of the indemnification obligation related to the Levenson litigation discussed in note 8 to the consolidated financial statements.

     During the fiscal years ended December 28, 1999, December 29, 1998 and December 30, 1997, Furr's expended $19.9 million, $7.7 million and $5.6 million, respectively, principally to maintain and remodel existing cafeterias, upgrade its computer and information systems, construct two new units and improve the facility operated by Dynamic Foods. The increase in capital expenditures in 1998 and 1999 was primarily due to a significant reimaging program. We expect to continue this program in the year 2000. Our capital expenditure program is necessary to enable us and our subsidiaries to increase our revenue and profitability.

     Subject to our ability to generate necessary funds from operations or to obtain funds from other sources, we intend to pursue a program of remodeling existing restaurants and opening new restaurants. We anticipate expending approximately $10 million in fiscal year 2000 to remodel existing cafeterias, open new restaurants and make other capital expenditures. No assurance can be given that we will generate sufficient funds from operations or obtain alternative financing to enable us to fully implement the desired capital expenditures. Our ability to open new restaurants will also depend, among other things, upon our ability to secure appropriate store locations on favorable terms and to identify, hire and train personnel for expansion. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     From time to time, we consider whether disposition of certain of our assets, including our food processing and distribution operations, real estate owned in fee simple and leasehold interests or potential acquisitions of assets would be beneficial or appropriate for our long-term goals and in order to increase stockholder value.

     In 1993, we entered into an amendment of a master sublease agreement pursuant to which we leased 43 properties from Kmart Corporation ("Kmart"). Pursuant to the amendment, the aggregate monthly rent was reduced by 25 percent for the period from the effective date of the amendment through and including December 31, 1997, and by 20 percent following that date and until December 31, 2001. The reductions in rent were made subject to termination by Kmart if Mr. Kevin Lewis ceased to be Chairman of the Board of Directors of Furr's. Mr. Lewis was not nominated for reelection at our Annual Meeting of Stockholders on May 28, 1998. In June 1998, Kmart demanded that we pay increased rents, which we have done while reserving our right to dispute Kmart's right to receive the increased rental. As a result of the increased rents, we will pay additional rent of approximately $1.8 million through December 31, 2001, including $1.2 million additional rent paid in 1999. Because we account for our rental payments under the straight-line method, the purported increase in rent through December 31, 1999 is being amortized over the remaining life of the leases, which run through December 31, 2003, December 31, 2007, June 29, 2008 and December 31, 2008. The increase in annual rent expense amounted to approximately $288 thousand for fiscal 1999 and for the fiscal 2000 will amount to approximately $288 thousand.

     Furr's and certain of our subsidiaries and other defendants entered into a definitive settlement agreement that resolved all outstanding claims among us related to the litigation and IRS audit involving our pension plan. The calculations included in the agreement have been confirmed by an independent actuary and the settlement approved as "fair" to all members of the plaintiff class by the court. The cash impact of the settlement on Furr's includes payment in 2000 of $1.5 million of expenses for legal and professional fees, with the remainder of the settlement to be paid to the Plan in future years to fund increased benefit payments to former and current employees. The settlement will not require any funding payments to the Plan by Furr's in 2000 but is expected to require payments by Furr's to the Plan of approximately $1.7 million in 2001 and approximately $850 thousand in 2002, with additional funding payments required in subsequent years in amounts that are expected to decline over time, subject to the overall funding status of the Plan.

NEW YORK STOCK EXCHANGE LISTING

     In July 1999, the New York Stock Exchange (the "Exchange") notified Furr's that it was not in compliance with its revised listing standards. The Exchange has accepted our proposed plan to attain compliance with the Exchange's revised listing standards on or before July 31, 2000 and is allowing continued trading of our common stock on the Exchange so long as interim objectives are realized. There can be no assurance that we will meet our objectives as outlined in our plan as submitted to the Exchange or that the common stock of Furr's will continue to be traded on the Exchange. If our common stock is delisted from the Exchange, we plan to apply for listing on another exchange or to seek to establish trading in another market.

YEAR 2000 DISCLOSURE

     As of the date of this Report, we have not experienced any significant disruptions in our operations during the transition into the Year 2000 ("Y2K"). In the fourth quarter of 1999, we completed our assessment of Y2K risks and had formulated contingency plans to mitigate potential adverse effects which might have arisen from noncompliant systems or third parties who had not adequately addressed the Y2K issue. To date, we have not incurred any significant costs related to Y2K issues. We will continue to monitor our operations and systems and address any date-related problems that may arise as the year progresses.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are exposed to market risk from changes in commodity prices. We purchase certain commodities used in food preparation. These commodities are generally purchased based upon market prices established with vendors. These purchase arrangements may contain contractual features that limit the price paid by establishing certain price floors or caps. We do not use financial instruments to hedge commodity prices because these purchase arrangements help control the ultimate cost paid and any commodity price aberrations are generally short term in nature.

     Our long term debt does not expose us to market risk as all interest accrues at fixed rates. We do not use derivative financial instruments to manage overall borrowing costs.

     This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's fiscal year is a 52-53 week year. Each of the 1999, 1998 and 1997 Fiscal years included 52 weeks.

Index to Consolidated Financial Statements and Financial Schedule


                                                                       Page
                                                                        No.
                                                                       ----
Independent Auditors' Report                                           F-1

Consolidated Balance Sheets--
December 28, 1999 and December 29, 1998                                F-2

Consolidated Statements of Operations--
Years ended December 28, 1999, December 29, 1998 and December 30,      F-4
1997

Consolidated Statements of Changes in Stockholders' Deficit--
Years ended December 28, 1999, December 29, 1998 and December 30,      F-5
1997

Consolidated Statements of Cash Flows--
Years ended December 28, 1999, December 29, 1998 and December 30,      F-6
1997

Notes to Consolidated Financial Statements--
Years ended December 28, 1999, December 29, 1998 and December 30,      F-8
1997

Financial Statement Schedule--
     II Consolidated Valuation and Qualifying Accounts                  25

                    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       Comprising Item 8 of the Annual Report
                                on Form 10-K to the

                         SECURITIES AND EXCHANGE COMMISSION

                           FURR'S RESTAURANT GROUP, INC.
   Fiscal Years Ended December 28, 1999, December 29, 1998 and December 30, 1997

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Furr's Restaurant Group, Inc.:

We have audited the accompanying consolidated financial statements of Furr's Restaurant Group, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Furr's Restaurant Group, Inc. and subsidiaries as of December 28, 1999 and December 29, 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended December 28, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                     KPMG LLP

Dallas, Texas
February 25, 2000

FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 28, 1999 AND DECEMBER 29, 1998
(DOLLARS IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)


                                                                          December 28,      December 29,
                                                                                  1999              1998
                                                                          ------------      ------------
ASSETS

CURRENT ASSETS:
         Cash and cash equivalents                                          $   5,172        $  11,571
         Accounts and notes receivable (net of allowance for doubtful
             accounts of $14 and $14, respectively)                               958              715
         Inventories                                                            6,544            7,014
         Prepaid expenses and other                                               861              441
                                                                          ------------      ------------

               Total current assets                                            13,535           19,741
                                                                          ------------      ------------
PROPERTY, PLANT AND EQUIPMENT:
         Land                                                                   7,322            9,119
         Buildings                                                             31,374           30,779
         Leasehold improvements                                                28,427           21,040
         Equipment                                                             42,515           40,433
         Construction in progress                                               4,024            2,144
                                                                          ------------      ------------
                                                                              113,662          103,515


         Less accumulated depreciation and amortization                       (59,076)         (55,195)
                                                                          ------------      ------------
               Property, plant and equipment, net                              54,586           48,320

DEFERRED TAX ASSET                                                             20,846
OTHER ASSETS                                                                      496              448
                                                                          ------------      ------------
               TOTAL ASSETS                                                 $  89,463        $  68,509
                                                                          ------------      ------------
                                                                          ------------      ------------

                                                                     (Continued)

FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 28, 1999 AND DECEMBER 29, 1998
(DOLLARS IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)


                                                                              December 28,       December 29,
                                                                                      1999               1998
                                                                              ------------       ------------
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
         Current maturities of long-term debt                                   $  5,493           $  5,493
         Trade accounts payable                                                    5,306              3,990
         Other payables and accrued expenses                                      17,109             17,303
         Reserve for store closings, current                                         804              1,316
                                                                              ------------       ------------

                   Total current liabilities                                      28,712             28,102
                                                                              ------------       ------------
RESERVE FOR STORE CLOSINGS, NET OF CURRENT MATURITIES                              2,558              3,280

LONG-TERM DEBT, NET OF CURRENT PORTION                                            55,219             60,712

OTHER PAYABLES                                                                    10,217             15,697

EXCESS OF FUTURE LEASE PAYMENTS OVER FAIR VALUE,
         NET OF AMORTIZATION                                                       1,919              2,330

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
         Preferred Stock, $.01 par value; 5,000,000 shares authorized, none issued
         Common Stock, $.01 par value; 15,000,000 shares authorized,
                  9,757,918 and 9,747,321 issued and outstanding
                  in 1999 and 1998, respectively                                     488                487
         Additional paid-in capital                                               55,996             55,938
         Accumulated other comprehensive loss                                     (1,728)            (2,857)
         Accumulated deficit                                                     (63,918)           (95,180)
                                                                              ------------       ------------
                   Total stockholders' deficit                                    (9,162)           (41,612)
                                                                              ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                     $ 89,463           $ 68,509
                                                                              ------------       ------------
                                                                              ------------       ------------


See accompanying notes to consolidated financial statements.

FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FISCAL YEARS ENDED DECEMBER 28, 1999, DECEMBER 29, 1998 AND DECEMBER 30, 1997 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  Year Ended
                                                         -------------------------------------------------------------
                                                         December 28, 1999     December 29, 1998     December 30, 1997
                                                         -----------------     -----------------     -----------------
Sales                                                      $   188,060           $   188,208           $   193,530
Costs and expenses:
         Cost of sales (excluding depreciation)                 56,036                55,801                58,292
         Selling, general and administrative                   113,327               114,706               118,979
         Depreciation and amortization                          10,335                10,097                10,889
         Special charges                                           566                 8,583                10,477
                                                         -----------------     -----------------     -----------------
                                                               180,264               189,187               198,637
                                                         -----------------     -----------------     -----------------
Operating income (loss)                                          7,796                  (979)               (5,107)

         Interest expense                                          349                   250                   289
                                                         -----------------     -----------------     -----------------
Income (loss) before income taxes                                7,447                (1,229)               (5,396)

         Income tax benefit                                    (23,815)                    -                     -
                                                         -----------------     -----------------     -----------------
Net income (loss)                                          $    31,262           $    (1,229)          $    (5,396)
                                                         =================     =================     =================

Income (loss) per common share:
         Basic:
                   Net income (loss)                       $      3.20           $     (0.13)          $     (0.55)
                                                         =================     =================     =================
                   Weighted average shares                   9,757,123             9,735,805             9,734,827
                                                         =================     =================     =================
         Diluted:
                   Net income (loss)                       $      3.19           $     (0.13)          $     (0.55)
                                                         =================     =================     =================
                   Weighted average shares                   9,800,549             9,735,805             9,734,827
                                                         =================     =================     =================

See accompanying notes to consolidated financial statements.

FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FISCAL YEARS ENDED DECEMBER 28, 1999, DECEMBER 29, 1998 AND DECEMBER 30, 1997 (DOLLARS IN THOUSANDS)

                                                                                         Accumulated
                                                                          Additional         Other
                                                   Preferred   Common       Paid-In      Comprehensive  Accumulated
                                                     Stock      Stock       Capital      Income (loss)    Deficit         Total
                                                   ---------  --------    ----------     -------------  -----------     --------
BALANCE, DECEMBER 31, 1996                         $          $    487      $ 55,866      $ (2,854)      $(88,555)      $(35,056)


Warrants exercised                                                                 4                                           4

Comprehensive income (loss):
    Net loss                                                                                               (5,396)        (5,396)
    Pension liability adjustment                                                               350                           350
                                                                                                                        --------
  Total comprehensive loss                                                                                                (5,046)
                                                   ---------  --------    ----------     -------------  -----------     --------
BALANCE, DECEMBER 30, 1997                                         487        55,870        (2,504)       (93,951)       (40,098)


Warrants exercised                                                                68                                          68

Comprehensive loss
  Net loss                                                                                                 (1,229)        (1,229)
  Pension liability adjustment                                                                (353)                         (353)
                                                                                                                        --------
  Total comprehensive loss                                                                                                (1,582)
                                                   ---------  --------    ----------     -------------  -----------     --------
BALANCE, DECEMBER 29, 1998                                         487        55,938        (2,857)       (95,180)       (41,612)


Warrants exercised                                                   1            58                                          59

Comprehensive income
  Net income                                                                                               31,262         31,262
  Pension liability adjustment                                                               1,129                         1,129
                                                                                                                        --------
  Total comprehensive income                                                                                              32,391
                                                   ---------  --------    ----------     -------------  -----------     --------
BALANCE, DECEMBER 28, 1999                         $          $    488      $ 55,996      $ (1,728)      $(63,918)      $ (9,162)
                                                   =========  ========    ==========     =============  ===========     ========


See accompanying notes to consolidated financial statements.

FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED DECEMBER 28, 1999, DECEMBER 29, 1998 AND DECEMBER 30, 1997 (DOLLARS IN THOUSANDS)

                                                           December 28, 1999      December 29, 1998      December 30, 1997
                                                           -----------------      -----------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                        $        31,262        $        (1,229)       $        (5,396)
    Adjustments to reconcile net income
         to net cash provided by
         operating activities:
              Depreciation and amortization                           10,335                 10,097                 10,889
              Deferred tax benefit                                   (20,846)                     -                      -
              Loss (gain) on sale of property,
                 plant and equipment and other assets                    125                    (50)                    75
              Special charges                                              -                  7,867                  5,567
              Deferred charges (credits)                                   -                    (48)                   495

    Changes in operating assets and liabilities:
         Accounts and notes receivable                                  (243)                   167                    304
         Inventories                                                     470                   (976)                  (316)
         Prepaid expenses and other                                     (420)                   681                   (741)
         Trade accounts payable                                        1,316                   (297)                (1,211)
         Other payables and accrued expenses                            (194)                 2,177                    241
         Reserve for store closings                                   (1,234)                (1,086)                  (832)
         Other liabilities including accrued pension
           costs and IRS settlement                                   (4,351)                 1,545                    142
                                                             ---------------        ---------------        ---------------
         Net cash provided by operating
            activities                                                16,220                 18,848                  9,217
                                                             ---------------        ---------------        ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                       (19,850)                (7,718)                (5,638)
    Proceeds from the sale of property, plant and
            equipment and other assets                                 2,776                  1,205                    199
    Other, net                                                          (111)                    16                     15
                    Net cash used in investing               ---------------        ---------------        ---------------
                     activities                                      (17,185)                (6,497)                (5,424)
                                                             ---------------        ---------------        ---------------

                                                                   (Continued)

FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED DECEMBER 28, 1999, DECEMBER 29, 1998 AND DECEMBER 30, 1997 (DOLLARS IN THOUSANDS)

                                                           December 28, 1999       December 29, 1998       December 30, 1997
                                                           -----------------       -----------------       -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Payment of indebtedness                                $        (5,493)        $        (5,493)        $        (5,493)
      Issuance of indebtedness                                             -                       -                   2,551
      Other, net                                                          59                     197                     (31)
                                                             ----------------        ----------------        ----------------
             Net cash used in financing activities                    (5,434)                 (5,296)                 (2,973)
                                                             ----------------        ----------------        ----------------
INCREASE IN CASH AND CASH EQUIVALENTS                                 (6,399)                  7,055                     820

CASH AND CASH EQUIVALENTS
      AT BEGINNING OF YEAR                                            11,571                   4,516                   3,696
                                                             ----------------        ----------------        ----------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                     $         5,172         $        11,571         $         4,516
                                                             ================        ================        ================

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
  Interest paid, including $5,493
      of interest classified as payment of
      indebtedness during the fiscal years
      ended December 28, 1999, December 29, 1998
      and December 30, 1997 respectively                     $         5,842        $          5,736        $          5,500
                                                             ================        ================        ================
      Income tax paid (refunded)                             $             -        $              -        $            (60)
                                                             ================        ================        ================

      Pension liability adjustment                           $         1,129        $            353        $           (350)
                                                             ================        ================        ================
      Non-cash investing activity:
             Note receivable for sale of asset               $           125        $              -        $              -
                                                             ================        ================        ================

See accompanying notes to consolidated financial statements.

FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 28, 1999, DECEMBER 29, 1998 AND DECEMBER 30, 1997 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - Furr's Restaurant Group, Inc. (the "Company"), a Delaware corporation, operates cafeterias and a buffet through its subsidiary Cafeteria Operators, L.P., a Delaware limited partnership (together with its subsidiaries, the "Partnership"). The financial statements presented herein are the consolidated financial statements of Furr's Restaurant Group, Inc. and its majority owned subsidiaries. All material intercompany transactions and account balances have been eliminated in consolidation.

The financial statements reflect the results of a series of transactions relating to the financial restructuring of the Company on January 2, 1996, as described in Note 2.

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

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment is generally recorded at cost, while certain assets considered to be impaired are recorded at estimated fair value. All property, plant and equipment is depreciated at annual rates based upon the estimated useful lives of the assets using the straight-line method. Restaurant equipment is generally depreciated over a period of 1 to 5 years, while the useful life of manufacturing equipment is considered to be 5 to 10 years. Buildings are depreciated over a 30 year useful life, while improvements to owned buildings have estimated useful lives of 3 to 5 years. Provisions for amortization of leasehold improvements are made at annual rates based upon the estimated useful lives of the assets or terms of the leases, whichever is shorter.

VALUATION OF LONG-LIVED ASSETS - Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company groups and evaluates its assets for impairment at the individual restaurant level. The Company considers a restaurant's assets to be impaired if a forecast of undiscounted future cash flows directly related to the assets, including disposal value, if any, is less than the carrying amount. Charges of $392 for the year ended December 28, 1999, $419 for the year ended December 29, 1998 and $2,139 for the year ended December 30, 1997 were recorded to recognize the write-down of certain property, plant and equipment to estimated fair value, based on expected future cash flows.

START-UP AND CLOSING COST OF RESTAURANTS - Start-up and preopening costs incurred in connection with a new restaurant becoming operational are expensed as incurred.

When the decision to close a restaurant is made, the present value of all fixed and determinable costs to be incurred after operations cease is accrued. These fixed and determinable costs consist primarily of obligations defined in lease agreements such as rent and common area maintenance, reduced by sublease income, if any.

ADVERTISING COSTS - Advertising costs are expensed as incurred. Total advertising expense was $4,257, $3,777 and $3,455 for the years ended December 28, 1999, December 29, 1998 and December 30, 1997, respectively.

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

INCOME PER SHARE - Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the year. Diluted earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding plus the number of additional shares that would have been outstanding if potentially dilutive securities had been issued. The following table reconciles the denominators of basic and diluted earnings per share for the fiscal years ended December 28, 1999, December 29, 1998 and December 30, 1997.

                              December 28, 1999  December 29, 1998  December 30, 1997
                              -----------------  -----------------  -----------------
Weighted average common
      shares outstanding          9,757,123          9,735,805          9,734,827
Options                              43,426                  -                  -
Warrants                                  -                  -                  -
                                  ---------          ---------          ---------
Total shares                      9,800,549          9,735,805          9,734,827
                                  ---------          ---------          ---------
                                  ---------          ---------          ---------

For fiscal year 1999, 382,415 options and 512,246 warrants were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common shares and therefore, the effect would be anti-dilutive.

For fiscal years 1998 and 1997, outstanding options totaling 515,665 and 10,666, respectively, and outstanding warrants totaling 523,382 and 535,130, respectively, were not included in the computation of diluted earnings per share due to their antidilutive effect as a result of the Company's net loss in each of those years.

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

On March 2, 1995, the Company announced that the Independent Committee of the Board and the full Board of Directors had unanimously determined to recommend the following allocation of the aggregate consideration offered to existing equity holders in the Agreement in Principle: (i) Holders of Convertible Preferred Stock would receive 1.15 shares of Common Stock (representing a 39% premium to the conversion ratio for the Convertible Preferred Stock) and 2.04 warrants to purchase Common Stock for each share of Convertible Preferred
Stock held by them; (ii) holders of Class A Common Stock would receive 1.00 share of Common Stock and 1.78 warrants to purchase Common Stock for each share of Class A Common Stock held by them; and (iii) holders of Class B
Common Stock would receive 0.95 shares of Common Stock (representing a 5% discount to the conversion ratio for the Class B Common Stock) and 1.69 warrants to purchase Common Stock for each share of Class B Common Stock held by them. All dividend arrearages on the Convertible Preferred Stock and the self tender offer obligation would be eliminated in the proposed restructuring. The Board members also informed the Company that they intended to vote their shares in favor of the proposed restructuring. The proposed restructuring was subject to, among other things, the approvals of the Company's Board of Directors, stockholders and creditors and the negotiation and execution of definitive documentation.

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

3.   OTHER PAYABLES AND ACCRUED EXPENSES

Included in other payables and accrued expenses are the following:

                                                December 28,     December 29,
                                                   1999              1998
                                                ------------     ------------
     Taxes other than income taxes                $ 3,556          $ 4,065
     Salaries, wages and commissions                4,472            4,048
     Insurance                                      3,777            3,980
     Legal and accounting expenses                  1,535            2,040
     Rent                                             988            1,056
     Gift certificates outstanding                  1,077            1,031
     Utilities                                        870              534
     Other payables and accrued expenses              834              549
                                                ------------     ------------
                                                  $17,109          $17,303
                                                ------------     ------------
                                                ------------     ------------

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

Long-term debt consists of the following:

                                                               Stated
                                                              Maturity       December 28,       December 29,
                                                                Date                 1999               1998
                                                              --------       ------------       ------------
     12% Notes, including interest accrued through
     maturity of $12,389 and $17,882, respectively              2001           $ 58,161           $ 63,654
     10.5% Notes                                                2001              2,551              2,551
                                                                               --------           --------
                                                                                 60,712             66,205

     Current maturities of long-term debt                                        (5,493)            (5,493)
                                                                               --------           --------
     Long-term debt                                                            $ 55,219           $ 60,712
                                                                               --------           --------
                                                                               --------

At December 28, 1999, the scheduled aggregate amount of all maturities of long-term debt and interest classified as long-term debt are as follows:

                                          2000     $  5,493
                                          2001       55,219
                                                   --------
                                                   $ 60,712
                                                   --------
                                                   --------

5.   STOCKHOLDERS' EQUITY

COMMON STOCK WARRANTS - At December 28, 1999, warrants to purchase 512,245 shares of Common Stock at $5.55 per share were outstanding, including warrants to purchase shares held by Kmart.

THE 1995 STOCK OPTION PLAN - The Board of Directors adopted, and on January 2, 1996, the stockholders approved the 1995 Stock Option Plan (the "1995 Option Plan"). The number of shares reserved under the 1995 Option Plan, after equitable adjustment for the reverse stock splits approved by stockholders on May 20, 1999 and March 14, 1996 is 780,544. A Committee of the Board of Directors administers the 1995 Option Plan, including determining the employees to whom awards will be made, the size of such awards and the specific terms and conditions applicable to awards, such as vesting periods, circumstances of forfeiture and the form and timing of payment. Grants including stock options, stock appreciation rights and restricted stock may be made to selected employees of the Company and its subsidiaries and non-employee directors of the Company.

Pursuant to the provisions of the 1995 Option Plan adjusted for the reverse stock splits, on November 22, 1996, May 30, 1997 and May 28, 1998, options to purchase 1,333 shares of Common Stock were issued to each non-employee director of the Company and on June 18, 1998, options to purchase 20,000 shares of Common Stock were issued to each non-employee director of the Company. On September 27, 1998, options to purchase 150,000 shares of Common Stock were issued to Phillip Ratner, President and Chief Executive Officer of the Company. On December 8, 1998, options to purchase 211,000 shares of Common Stock were issued to 139 employees. On February 23, 1999, options to purchase 40,000 shares of Common Stock were issued to newly appointed non-employee directors of the Company. On March 15, 1999, options to purchase 5,000 shares of Common Stock were issued to 4 employees. On June 18, 1999, options to purchase 13,000 shares of Common Stock were issued to 12 employees. On July 28, 1999 options to purchase 50,000 shares of Common Stock were issued to Paul G. Hargett, Executive Vice President and Chief Financial Officer of the Company. On December 24, 1999, options to purchase 52,000 shares of Common Stock were issued to 146 employees.

Following is a summary of activity in the 1995 Option Plan for the three years ended December 28, 1999:

                                      Weighted Average
                                     Exercise Price Per           Options            Options
                                  Share-option Outstanding      Outstanding        Exercisable
                                  ------------------------      -----------        -----------
Balance at December 31, 1996                $5.00                   7,999
     Granted                                 6.81                 105,333
     Became exercisable                         -                       -              2,666
     Canceled or expired                     6.85                (102,666)              (889)
                                  ------------------------      -----------        -----------
Balance at December 30, 1997                 5.11                  10,666              1,777
     Granted                                 4.79                 610,332                  -
     Became exercisable                         -                       -              3,555
     Canceled or expired                     6.69                (105,333)            (2,666)
                                  ------------------------      -----------        -----------
Balance at December 29, 1998                 5.02                 515,665              2,666
     Granted                                 3.87                 160,000                  -
     Became exercisable                         -                       -            162,555
     Canceled or expired                     8.86                 (29,000)                 -
                                  ------------------------      -----------        -----------
Balance at December 28, 1999                 4.70                 646,665            165,221
                                  ========================      ===========        ===========

Exercise prices for options outstanding as of December 28, 1999, ranged from $3.00 to $5.94 per share and the weighted average remaining life of the stock options was 9 years. The options exercisable as of December 28, 1999 have a weighted average exercise price of $4.96 per share.

The Company has elected to follow APB 25, "Accounting for Stock Issued to Employees." Since options are granted to employees at the market price on the date of grant, no compensation expense is recognized. However, SFAS No. 123 requires presentation of pro forma net income and earnings per share as if the Company had accounted for stock options granted to employees under the fair value method of that statement. Had the Company determined compensation cost based on the fair value at the grant date for its stock options issued in 1999 and 1998 under SFAS No. 123, the Company's net profit (loss) would have been changed to the pro forma amounts indicated below:

                                                          December 28, 1999                       December 29, 1998
                                                    ------------------------------          -------------------------------
                                                        As                 Pro                  As                   Pro
                                                     reported             forma              reported               forma
                                                    ----------          ----------          ----------           ----------
Net income (loss)                                   $   31,262          $   30,403          $   (1,229)          $   (1,460)
Net income (loss) per basic common share            $     3.20          $     3.12          $    (0.13)          $    (0.15)
Net income (loss) per diluted common share          $     3.19          $     3.10          $    (0.13)          $    (0.15)


The impact on net income of options issued in 1997 is not material to the Company's consolidated results of operations.

The weighted average fair value of the individual options granted during 1999 and 1998 is estimated at approximately $4.03 and $2.60, respectively, per share on the date of grant.

The fair values of options issued during 1999 and 1998 were determined using a Black-Scholes option pricing model with the following assumptions applicable for the date of grant:

                                     1999                             1998
                                     ----                             ----
Dividend yield                         -                               -
Volatility                         97% to 139%                   105% to 127%
Risk-free interest rate          4.75% to 6.08%                  4.65% to 5.61%
Expected life                      3 years                          3 years


6.   INCOME TAXES

Following is a reconciliation of the expected tax expense (benefit) at the statutory tax rate of 35% to the actual tax expense (benefit) for the fiscal years ended December 28, 1999, December 29, 1998 and December 30, 1997:

                                                          December 31,       December 29,      December 30,
                                                             1999               1998               1997
                                                          ------------       ------------      ------------
Expected tax (benefit) at the statutory tax rate          $  2,606           $   (430)          $ (1,889)
Reduction in prior year's income tax liability(A)           (2,969)
Earnings from subsidiary sold in 1997                                                               (501)
Interest expense recorded as debt reduction per
     SFAS 15                                                (1,922)            (1,922)            (1,922)
Increase (decrease) in valuation allowance                 (21,546)             2,344              4,179
Other                                                           16                  8                133
                                                          ------------       ------------      ------------
Actual tax (benefit)                                      $(23,815)          $      -           $      -
                                                          ============       ============      ============


(A) During fiscal 1999, the company settled a prior year Internal Revenue Service examination and reversed an income tax liability of $2.9 million which had been previously recorded for issues related to the examination.

Following is a summary of the types and amounts of existing temporary differences and net operating loss carry forwards at the statutory tax rate of 35%, and tax credits:

                                                                 December 28, 1999                    December 29, 1998
                                                                    Deferred Tax                         Deferred Tax
                                                              ---------------------------          ---------------------------
                                                              Assets          Liabilities           Assets         Liabilities
                                                              --------        -----------          --------        -----------
Net operating loss carryforward                               $ 42,426                             $ 41,392
Tax credits carryforward                                         1,377                                1,377
Reserve for store closing for
         financial statement purposes
         and not for tax purposes                                1,177                                1,608
Other reserves                                                   1,944                                3,101
Excess of future lease payments over fair
         values, net of amortization                               381                                  566
Property, plant and equipment, net                               8,652                                8,522
Other temporary differences                                                      $  -                 3,005            $  -
                                                              --------        -----------          --------        -----------
Deferred tax assets and liabilities                             58,871           $  -                59,571            $  -
                                                                              ===========                          ===========
Valuation allowance                                            (38,025)                             (59,571)
                                                              --------                             --------
Deferred tax asset, net                                       $ 20,846                             $      -
                                                              ========                             ========

As of December 28, 1999, the Company has consolidated net operating loss carryforwards of approximately $121,217 for income tax reporting purposes that expire from 2000 through 2014. Prior to fiscal 1999, the income tax benefit associated with the loss carryforwards had not been recognized since, in the opinion of management, there was not sufficient positive evidence of future taxable income to justify recognition of a benefit. During 1999, management again evaluated all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets was still needed and concluded the company more likely than not will realize a partial benefit from the loss carryforwards. Accordingly, the Company recorded a deferred tax asset of $20,846 in fiscal 1999. Approximately $3,700 and $11,400 of the operating loss carryforwards for income tax reporting purposes, which are subject to limited use, relate to the subsidiary operations of Cavalcade Holdings, Inc. ("Holdings") and its subsidiary, Cavalcade Foods, Inc. ("Foods"), respectively, for periods prior to their inclusion in this Company-affiliated group.

Current tax laws and regulations relating to specified changes in ownership limit the availability of the Company's utilization of Holdings' and Foods' net operating loss and tax credit carryforwards (collectively, tax attributes). A change in ownership of greater than 50% of a corporation within a three-year period causes such annual limitations to be placed into effect. Such a change in ownership is deemed to have occurred on June 24, 1993, when KL Group acquired 1,119,151 Class B Common shares and an option to purchase nearly all of the remaining Class B Common shares of the Company. This ownership change limits the utilization of the Company-affiliated group tax attributes incurred during the period March 28, 1991 through June 24, 1993 to approximately $1,200 annually. Additionally, a second change of ownership is deemed to have occurred on March 28, 1996, when the holders of 95% of the limited partner interest of the Partnership exchanged such interest for 95% of the outstanding Common Stock of the Company. As a result, net operating losses of $53,000 incurred during the period June 25, 1993 through March 28, 1996 will be limited to approximately $4,900 annually. As of December 28, 1999, the Company-affiliated group tax attributes not subject to limitation are approximately $27,556.

As of December 28, 1999, the Company has general business credit carryforwards of approximately $1,377 which have expiration dates through 2010. Approximately $74 of the general business credit carryforwards relate to Foods for periods prior to its inclusion in the Company-affiliated group. These credits are subject to limited use.

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

The Company is subject to the additional minimum liability requirements of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" ("SFAS 87"). SFAS 87 requires the recognition of an additional pension liability in the amount of the Partnership's unfunded accumulated benefit obligation in excess of accrued pension cost with an equal amount to be recognized as either an intangible asset or a reduction of equity. Based upon plan actuarial and asset information as of December 28, 1999, December 29, 1998 and December 30, 1997, the Company recorded a decrease of $1,129 in 1999, an increase of $353 in 1998 and a decrease of $350 in 1997 to the noncurrent pension liability with corresponding charges or credits to other comprehensive income (loss).

The funded status of the plan amounts recognized in the balance sheets and major assumptions used to determine these amounts are as follows:

                                                                                          Years Ended
                                                                      ----------------------------------------------------
                                                                      December 28,        December 29,        December 30,
                                                                              1999                1998                1997
                                                                      ------------        ------------        ------------
Accumulated benefit obligation at end of year                             $ 16,218            $ 18,207            $ 12,603
                                                                      ------------        ------------        ------------
                                                                      ------------        ------------        ------------
Change in benefit obligation
         Benefit obligation at beginning of year                          $ 18,207            $ 12,603            $ 11,948
         Service cost                                                            -                   -                   -
         Interest cost                                                       1,066                 832                 859
         Actuarial (gain) loss                                              (2,099)              1,027                 891
         Benefits paid                                                      (1,031)             (1,170)             (1,095)
         Cost of IRS and litigation settlements                                 75               4,915
                                                                      ------------        ------------        ------------
         Benefit obligation at end of year                                  16,218              18,207              12,603
                                                                      ------------        ------------        ------------
Change in plan assets
         Fair value of plan assets at beginning of year                     12,795              11,808              10,803
         Actual return on plan assets                                          (39)              1,407               1,848
         Employer contribution                                                   -                  50                 251
         Kmart contribution to IRS and
            litigation settlement                                               75                 700                   -
         Benefits paid                                                      (1,031)             (1,170)             (1,094)
                                                                      ------------        ------------        ------------
         Fair value of plan assets at end of year                           11,800              12,795              11,808
                                                                      ------------        ------------        ------------
Funded status                                                               (4,418)             (5,412)               (795)

Unrecognized net loss from past experience different
     from that assumed and effects of changes in
     assumptions                                                             1,728               2,857               2,504

Unrecognized prior service cost                                                  -                   -                   -
                                                                      ------------        ------------        ------------
Net amount recognized                                                     $ (2,690)           $ (2,555)           $  1,709
                                                                      ------------        ------------        ------------
                                                                      ------------        ------------        ------------
Amounts recognized in the consolidated balance sheet consist of:
         Accrued benefit cost                                             $ (4,418)           $ (5,412)           $   (795)
         Accumulated other comprehensive loss                                1,728               2,857               2,504
                                                                      ------------        ------------        ------------
         Net amount recognized                                            $ (2,690)           $ (2,555)           $  1,709
                                                                      ------------        ------------        ------------
                                                                      ------------        ------------        ------------

Major assumptions:

Discount rate                                                                 7.25%               6.50%               7.00%
Expected long-term rate of return on plan assets                              9.00%               9.00%               9.00%


The components of net periodic pension cost for the years ended December 28, 1999, December 29, 1998 and December 30, 1997 are as follows:

                                                                 1999              1998              1997
                                                                 ----              ----              ----
     Service cost - benefits earned during the period          $     -           $     -           $     -
     Interest cost on projected benefit obligation               1,066               832               859
     Expected return on plan assets                             (1,035)             (886)             (806)
     Amortization of prior service cost                              -                 -                 -
     Amortization of transition asset                                -                 -                 -
     Recognized actuarial loss                                     125               150               197
                                                               -------           -------           -------
     Net periodic pension cost                                     156                96               250
     Cost of IRS and litigation settlements
              (net of Kmart contribution)                            -             4,215                 -
                                                               -------           -------           -------
     Total pension cost                                        $   156           $ 4,311           $   250
                                                               -------           -------           -------
                                                               -------           -------           -------

The Company also has a voluntary savings plan (the "401(k) plan") covering all eligible employees of the Company and its subsidiaries through which it may contribute discretionary amounts as approved by the Board of Directors. Administrative expenses paid by the Company for the years ended December 28, 1999, December 29, 1998 and December 30, 1997 amounted to $19, $8 and $8, respectively.

8.   COMMITMENTS AND CONTINGENCIES

The Partnership leases restaurant properties under various noncancelable operating lease agreements which expire on various dates through 2015 and require various minimum annual rentals. Certain leases contain escalation clauses. Further, many leases have renewal options ranging from one five-year period to ten five-year periods. Certain of the leases also require the payment of property taxes, maintenance charges, advertising charges, insurance and parking lot charges, and additional rentals based on percentages of sales in excess of specified amounts.

In 1993, the Company entered into an amendment of a master sublease agreement pursuant to which it leased 43 properties from Kmart Corporation ("Kmart"). Pursuant to the amendment, the aggregate monthly rent was reduced by 25 percent for the period from the effective date of the amendment through and including December 31, 1997, and by 20 percent following that date and until December 31, 2001. The reductions in rent were made subject to termination by Kmart if Mr. Kevin Lewis ceased to be Chairman of the Board of Directors of the Company.
Mr. Lewis was not nominated for reelection at the Company's Annual Meeting of Stockholders on May 28, 1998. In June 1998, Kmart demanded that the Company pay increased rents, which the Company has done while reserving its right to dispute Kmart's right to receive the increased rental. As a result of the increased rents, the Company will pay additional rent of approximately $1,800 through December 31, 2001, including $1,200 additional rent paid in 1999. Because the Company accounts for its rental payments under the straight-line method, the purported increase in rent through December 31, 1999 is being amortized over the remaining life of the leases, which run through December
31, 2003, December 31, 2007, June 29, 2008 and December 31, 2008. The
increase in annual rent expense amounted to approximately $288 for fiscal
1999 and for the fiscal 2000 will amount to approximately $288. In consideration for these lease term modifications, the Company granted Kmart warrants to purchase 1.7 million shares of Class A Common Stock of the Company on or before September 1, 2003, at $0.75 per share. As a part of the Restructuring, effective January 2, 1996, these warrants were terminated and replaced with warrants to purchase 8,108,159 shares of Common Stock on or before January 2, 2001, at $0.074 per share, and following the reverse stock splits in 1996 and 1999, Kmart retained warrants to purchase 108,109 shares at $5.55 per share.

The total minimum annual rental commitment and future minimum sublease rental income under noncancelable operating leases are as follows as of December 28, 1999:

                                                Minimum                   Sublease
                                                Rent                      Income
                                                -------                   --------
                 2000                           $10,771                      $927
                 2001                            10,262                       850
                 2002                             9,832                       650
                 2003                             7,423                       501
                 2004                             6,992                       492
For the remaining terms of the leases            26,559                     1,238


         Total rental expense included in the statements of operations is $10,881, $10,659 and $11,036, which includes $980, $1,075 and $1,029 of additional rent based on net sales, for the years ended December 28, 1999, December 29, 1998 and December 30, 1997, respectively. The results of operations include sublease rent income of $904, $899 and $800 for the years ended December 28, 1999, December 29, 1998 and December 30, 1997, respectively.

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

         In 1998 the Company, the Cavalcade Pension Plan, the members of the Cavalcade Pension Plan Committee, Kmart Corporation and its pension plan agreed to settle the litigation (the "Settlement"). In December 1999 the Settlement was approved by the court as "fair" to all members of the plaintiff class after notice to all purported class members, and the litigation was dismissed with prejudice.

         As a result of the settlement of the Aull litigation and the concurrent resolution of an IRS audit of the Plan that focused on substantially identical issues, the Company recognized a special charge of $5,786 in the fourth quarter of 1998, of which approximately $2,200 related to resolution of the IRS audit.

         The anticipated cash impact of the settlement on the Company includes payment in 2000 of approximately $1,500 of expenses for legal and professional fees, with the remainder of the settlement to be paid to the Plan in future years to fund increased benefit payments to former and current employees. The settlement will not require any funding payments to the Plan by the Company in 2000 but is expected to require payments by the Company to the Plan of approximately $1,700 in 2001 and approximately $850 in 2002, with additional funding payments required in subsequent years in amounts that are expected to decline over time, subject to the overall funding status of the Plan. Kmart Corporation's pension plan has transferred $700 to the Cavalcade Pension Plan to fund a portion of the additional benefits required by the Agreement. Management does not believe that payment of these amounts in 2000 and subsequent years will have a material adverse effect on the Company's planned operations.

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

9.    QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                   Thirteen Weeks Ended
                                             -------------------------------------------------------------
                                             March 30          June 29       September 28      December 28
                                             --------          -------       ------------      -----------
Year ended December 28, 1999:
         Sales                                $46,003          $47,196          $47,788          $47,073
         Gross profit (1)                      32,103           33,008           33,000           32,938
         Net income (2)                         1,306            1,231            2,339           26,386
         Net income per common share             0.13             0.13             0.24             2.70


                                                                  Thirteen Weeks Ended
                                             -------------------------------------------------------------
                                              March 31         June 30       September 29      December 29
                                              --------         -------       ------------      -----------
Year ended December 29, 1998:
Sales                                         $46,212          $48,032          $48,011          $45,953
Gross profit (1)                               32,461           33,606           33,655           31,847
Net income (loss) (2)                           2,024            1,519            2,003           (6,775)
Net income (loss) per common share               0.20             0.14             0.19            (0.70)


         (1) Gross profit is computed using cost of sales including depreciation expense.
         (2)      See Note 13 Special Charges and Credits

10.      OTHER RELATED PARTY TRANSACTIONS

         On June 7, 1996, the Company, Cafeteria Operators, L.P. and Kevin E. Lewis entered into the Consulting and Indemnity Agreement and General Release (the "Consulting Agreement") pursuant to which, among other things, Mr. Lewis would resign as President and Chief Executive Officer effective September 30, 1996 and would resign his position as Chairman of the Board on December 31, 1996, unless requested by the Board of Directors to continue until December 31, 1997. In September 1996, at the request of the Board of Directors, Mr. Lewis agreed to remain President and Chief Executive Officer beyond September 30, 1996 with no change to the financial terms of the Consulting Agreement. Mr. Lewis subsequently resigned as President and Chief Executive Office effective December 31, 1996 and the Board requested Mr. Lewis to continue as Chairman of the Board into 1997. After his resignation as President and Chief Executive Officer, Mr. Lewis served as a consultant to the Company until December 31, 1997. In October 1997, Mr. Lewis agreed to remain Chairman of the Board beyond December 31, 1997 until at least May 31, 1998 and in November 1997, Mr. Lewis was paid $50 in consideration for his agreement to remain Chairman of the Board through at least May 31, 1998. In addition, the Company agreed to pay Mr. Lewis $7.5 per month during the period after December 31, 1997 that he acted as Chairman of the Board. At the request of Mr. Lewis, this payment was reduced to $2.5 per month effective April 1, 1998.

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

         Pursuant to an Interim Manager Agreement, as amended, (the "Hopgood Agreement") effective June 1, 1998, between Suzanne Hopgood, Chairman of the Board of Directors, and the Company, Ms. Hopgood agreed to serve as Interim Chief Executive Officer. Ms. Hopgood received $90 during 1999 and $320 in 1988 for serving in this capacity until September 27, 1998 and providing other management consulting services relating to management transition, real estate and finance matters through December 29, 1998.

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

         At December 28, 1999 and December 29, 1998, the carrying amount and the fair value of the Company's financial instruments, as determined under SFAS 107, were as follows:

                                                                             December 28,          December 29,
                                                                                 1999                  1998
                                                                             ------------          ------------
Long-term debt, including current portion
and Interest accrued through maturity:
         Carrying amount                                                        $60,712               $66,205
         Estimated fair value                                                    48,324                48,324


The Company's long-term debt is held by a limited number of holders and is not actively traded, and as a result, market quotes are not readily available. The fair value of the long-term debt at December 28, 1999 and December 29, 1998 is based upon the face amount of the debt resulting from the Restructuring described in Note 2, as management believes that this is most indicative of the fair value. The carrying values of accounts receivable and accounts payable approximate fair value due to the short maturity of these financial instruments.

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

Following is a summary of segment information of the Company for the fiscal years ended December 28, 1999, December 29, 1998 and December 30, 1997:

                                                                 Cafeterias         Dynamic Foods             Total
                                                                 ----------         -------------           --------
1999:
External revenues                                                 $186,866             $  1,194             $188,060
         Intersegment revenues                                           -               59,731               59,731
         Depreciation and amortization                               9,360                  975               10,335
         Segment profit                                              7,518                  844                8,362
         Segment assets                                             75,793               13,670               89,463
         Expenditures for segment assets                            19,164                  686               19,850


1998:
         External revenues                                         187,162                1,046              188,208
         Intersegment revenues                                           -               58,380               58,380
         Depreciation and amortization                               9,260                  837               10,097
         Segment profit                                              6,315                1,289                7,604
         Segment assets                                             54,457               14,052               68,509
         Expenditures for segment assets                             6,839                  879                7,718

1997:
         External revenues                                         191,783                1,747              193,530
         Intersegment revenues                                           -               58,877               58,877
         Depreciation and amortization                               9,870                1,019               10,889
         Segment profit                                              4,619                  751                5,370
         Segment assets                                             52,781               13,020               65,801
         Expenditures for segment assets                             5,466                  172                5,638


Following is a reconciliation of reportable segments to the Company's consolidated totals for the fiscal years ended December 28, 1999, December 29, 1998 and December 30, 1997:

                                                              December 28,         December 29,       December 30,
                                                                  1999                1998                1997
                                                              ------------         ------------       ------------
Revenues
         Total revenues of reportable segments                  $ 247,791           $ 246,588           $ 252,407
         Elimination of inter-segment revenue                     (59,731)            (58,380)            (58,877)
                                                              ------------         ------------       ------------
                           Total consolidated revenues          $ 188,060           $ 188,208           $ 193,530
                                                              ------------         ------------       ------------
                                                              ------------         ------------       ------------
Profit
         Total profit of reportable segments                    $   8,362           $   7,604           $   5,370
         Elimination of inter-segment profit                            -                   -                   -
                                                              ------------         ------------       ------------
                           Total consolidated profit            $   8,362           $   7,604           $   5,370
                                                              ------------         ------------       ------------
                                                              ------------         ------------       ------------
Assets
         Total assets of reportable segments                    $  89,463           $  68,509           $  65,801
         Elimination of inter-segment assets                            -                   -                   -
                                                              ------------         ------------       ------------
                           Total consolidated assets            $  89,463           $  68,509           $  65,801
                                                              ------------         ------------       ------------
                                                              ------------         ------------       ------------

13.      SPECIAL CHARGES AND CREDITS

         The operating results for fiscal 1999 include a special charge of $566 thousand for expenses related to the relocation of the corporate offices from Lubbock, Texas to Richardson, Texas. The operating results for fiscal 1998 include special charges aggregating $8,600, including charges of $6,200 for the estimated costs of litigation settlements, $1,500 for expenses related to closed stores and the write down of certain properties, $610 related to the proxy contest and the election of the Board of Directors and $291 for the write off of deferred costs associated with warrants. The operating results for fiscal 1997 include net special charges of $10,500. Included in the total are charges of $6,900 of property, plant and equipment write downs and closed store reserves and $4,900 related to the Levenson litigation and related indemnity, which were partially offset by a credit of $1,300 related to the settlement of a lawsuit.

                                   * * * * * *

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                      PART III


Item 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instruction G(3) of Form 10-K, information required by this item is furnished by incorporation by reference of information in the definitive Proxy Statement for the 2000 Annual Meeting of Stockholders of Furr's under the captions "Proposal 1 - Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Officers."

Item 11.       EXECUTIVE COMPENSATION

     Pursuant to General Instruction G(3) of Form 10-K, information required by this item is furnished by incorporation by reference of information found in the Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders of Furr's under the caption "Executive Compensation," subcaptions "Summary Compensation Table," "Option Plan," "Option Grants," "Director Options," "Director Fees," "Employment Contracts and Termination of Employment and Change of Common Agreements," "Compensation Committee Interlocks," "Board Compensation Committee Report on Executive Compensation" and "Comparison of Cumulative Total Return of Company Stock, Industry Index and Broad Market."

Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Pursuant to General Instruction G(3) of Form 10-K, information required by this item is furnished by incorporation by reference of all information under the caption "Executive Compensation," subcaption "Transactions with Management and Others" in the Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders of Furr's.

Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to General Instruction G(3) of Form 10-K, information required by this item is furnished by incorporation by reference of all information under the caption "Executive Compensation," subcaption "Transactions with Management and Others" in the Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders of Furr's.


                                      PART IV


Item 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this Annual Report on Form 10-K:

          (1)  Financial Statements

               The financial statements filed as part of this report are listed in the "Index to Consolidated Financial Statements" at Item 8.

          (2)  FINANCIAL STATEMENT SCHEDULE
               Furr's Restaurant Group, Inc.

                                                                         Page
Schedule       Description                                                No.
---------      --------------                                           -------
II-            Consolidated Valuation and Qualifying Accounts             25

     Schedules not listed above have been omitted because they are either not applicable, not material or the required information has been given in the financial statements or in notes to the financial statements.

(b)       REPORTS ON FORM 8-K

          No reports on Form 8-K were filed during fiscal 1999 ended December 28, 1999.

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

3.5 Third Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Furr's/Bishop's Incorporated as filed with the Secretary of State of Delaware on December 10, 1999.

3.6       Fourth Certificate of Amendment to the Amended and Restated
          Certificate of Incorporation of Furr's/Bishop's Incorporated as filed with the Secretary of State of Delaware on December 10, 1999.

3.7 Certificate of Ownership and Merger of Subsidiary into parent, as filed with the Secretary of State of Delaware on February 10, 2000.

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

4.18      First Amendment to Deed of Trust, Security Agreement, Financing
          Statement, Fixture Filing and assignment of Rents and Leases, dated as of November 15, 1995, between Cafeteria Operators, L.P. and Fleet
          National Bank of Massachusetts (f/k/a Shawmut Bank, N.A.) for premises located at San Bernardino County, California, incorporated by reference from the Registration Statement on Form S-1 of Cafeteria
          Operators, L.P.  (File No. 333-4578).

4.18      First Amendment to Mortgage, Security Agreement and Assignment of
          Leases and Rents, dated as of November 15, 1995, between Cafeteria
          Operators, L.P. and Fleet National Bank of Massachusetts (f/k/a
          Shawmut Bank, N.A.) for premises located at Johnson County, Kansas, incorporated by reference from the Registration Statement on Form S-1 of Cafeteria Operators, L.P. (File No. 333-4578).

4.19      First Amendment to Deed of Trust, Security Agreement and Assignment of
          Leases and Rents, dated as of November 15, 1995, between Cafeteria
          Operators, L.P. and Fleet National Bank of Massachusetts (f/k/a
          Shawmut Bank, N.A.) for premises located at St. Louis County,
          Missouri, incorporated by reference from the Registration Statement on Form S-1 of Cafeteria Operators, L.P. (File No. 333-4578).

4.20      First Amendment to New Mexico Deed of Trust, dated as of November 15,
          1995, between Cafeteria Operators, L.P. and Fleet National Bank of
          Massachusetts (f/k/a Shawmut Bank, N.A.). for premises located at
          Bernalillo County, New Mexico, incorporated by reference from the Registration Statement on Form S-1 of Cafeteria Operators, L.P.
          (File No. 333-4578).

4.21      First Amendment to Mortgage with Power of Sale, dated as of November
          15, 1995, between Cafeteria Operators, L.P. and Fleet National Bank of Massachusetts (f/k/a Shawmut Bank, N.A.) for premises located at Tulsa County, Oklahoma, incorporated by reference from the Registration Statement on Form S-1 of Cafeteria Operators, L.P.
          (File No. 333-4578).

4.22      First Amendment to Deed of Trust, Security Agreement and Assignment of
          Leases, dated as of November 15, 1995, between Cafeteria Operators,
          L.P. and Fleet National Bank of Massachusetts (f/k/a Shawmut Bank,
          N.A.) for premises located at Taylor County, Texas, incorporated by reference from the Registration Statement on Form S-1 of Cafeteria
          Operators, L.P. (File No. 333-4578).

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

10.2      Warrant Agreement dated as of July 10, 1995, between Furr's Restaurant
          Group, Inc. and Chemical Bank, incorporated by reference from the Registrant's Registration Statement on Form S-4 (File No. 33-92236).

10.3      General Release, entered into as of December 31, 1997, among Kevin E.
          Lewis, Cafeteria Operators, L.P. and Furr's Restaurant Group, Inc., incorporated by reference from the Registration Statement on Form S-1 of Cafeteria Operators, L.P. (File No. 333-4578).

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

10.6 1995 Stock Option Plan of Furr's Restaurant Group, Inc., incorporated by reference from Annex B of the Prospectus included in the Registrant's Registration Statement on Form S-4 (File No. 33-92236).

10.7      President and Chief Executive Officer Agreement, effective as of
          March, 1998, between Theodore J. Papit and Furr's Restaurant Group,
          Inc..

10.8 Chairman of the Board Extension Agreement, effective January 1, 1998, among Kevin E. Lewis, Cafeteria Operators, L.P. and Furr's Restaurant
          Group, Inc., incorporated by reference from the Registration Statement on Form S-1 of Cafeteria Operators, L.P. (File No. 333-4578).

10.9      Interim Manager Agreement, effective as of June 1, 1998, between
          Suzanne Hopgood and Furr's Restaurant Group, Inc., incorporated by reference from Furr's Restaurant Group, Inc.'s Form 10-Q for the fiscal quarter ended June 30, 1998.

10.10 First Amendment to 1995 Stock Option Plan, dated as of June 18, 1998, incorporated by reference from Furr's Restaurant Group, Inc.'s Form
          10-Q for the fiscal quarter ended June 30, 1998.


10.11     Employment Agreement, dated as of September 27, 1998, between Phillip
          Ratner and Furr's Restaurant Group, Inc., incorporated by reference from Furr's Restaurant Group, Inc.'s Form 8-K dated October 2, 1998.

10.12     Indemnification Agreement, dated as of September 27, 1998, between
          Phillip Ratner and Furr's Restaurant Group, Inc., incorporated by reference from Furr's Restaurant Group, Inc.'s Form 8-K dated
          October 2, 1998.

10.13     Nonqualified Stock Option Agreement, effective as of September 16,
          1998, between Phillip Ratner and Furr's Restaurant Group, Inc., incorporated by reference from Furr's Restaurant Group, Inc.'s
          Form 8-K dated October 2, 1998.

21.0      Subsidiaries of the Registrant.

23.1      Consent of KPMG LLP, as independent certified public accountants.

27.0      Financial Data Schedule.


SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FURR'S RESTAURANT GROUP, INC.

DATE:   March 21, 2000                  /s/ PHILLIP RATNER
                                        ---------------------------------------
                                        Phillip Ratner
                                        President and
                                        Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Furr's Restaurant Group, Inc. and on the dates indicated.


DATE:   March 21, 2000                   /s/ Suzanne Hopgood
                                        ---------------------------------------
                                        Suzanne Hopgood
                                        Director, Chairman of
                                        the Board

DATE:   March 21, 2000                  /s/ Jacob C. Baum
                                        ---------------------------------------
                                        Jacob C. Baum
                                        Director


DATE:   March 21, 2000                  /s/ Ben Evans
                                        ---------------------------------------
                                        Ben Evans
                                        Director


DATE:   March 21, 2000                  /s/ Margaret Bertelsen Hampton
                                        ---------------------------------------
                                        Margaret Bertelsen Hampton
                                        Director


DATE:   March 21, 2000                   /s/ Damien Kovary
                                        ---------------------------------------
                                        Damien Kovary
                                        Director


DATE:   March 21, 2000                  /s/ William J. Nightingale
                                        ---------------------------------------
                                        William J Nightingale
                                        Director


DATE:   March 21, 2000                  /s/ Gilbert C. Osnos
                                        ---------------------------------------
                                        Gilbert C. Osnos
                                        Director

DATE:   March 21, 2000                  /s/ Max Pine
                                        ---------------------------------------
                                        Max Pine
                                        Director


DATE:   March 21, 2000                  /s/ Barry W. Ridings
                                        ---------------------------------------
                                        Barry W. Ridings
                                        Director


DATE:   March 21, 2000                  /s/ Paul G. Hargett
                                        ---------------------------------------
                                        Paul G. Hargett
                                        Chief Financial Officer

                                                                    SCHEDULE II

FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)
-------------------------------------------------------------------------------

                                                                Additions
                                                      -----------------------------
                                   Balance at         Charged to         Charged to                          Balance at
                                   Beginning          Costs and          Other                               End of
Description                        of Period          Expenses           Accounts        Deductions          Period
-----------                        ---------          --------           --------        ----------          ------
YEAR ENDED DECEMBER 31, 1999:
Reserve for store closing          $   4,596          $     41           $      -        $    1,275          $   3,362
                                   =========          ========           ========        ==========          =========
Allowance for doubtful
Accounts receivable                 $     14          $      -           $      -        $        -          $      14
                                   =========          ========           ========        ==========          =========

YEAR ENDED DECEMBER 29, 1998:
Reserve for store closing           $  4,675          $  1,292           $      -        $    1,371(1)       $   4,596
                                   =========          ========           ========        ==========          =========
Allowance for doubtful
Accounts receivable                 $     29              $ (9)(2)       $      -        $        6(3)       $      14
                                   =========          ========           ========        ==========          =========

YEAR ENDED DECEMBER 30, 1997:
Reserve for store closing           $  3,548          $  2,150           $    117        $    1,140(1)       $   4,675
                                   =========          ========           ========        ==========          =========
Allowance for doubtful
Accounts receivable                 $     20          $     12           $      -        $        3(3)       $      29
                                   =========          ========           ========        ==========          =========

(1) Includes costs and expenses incurred during the year on closed units and severance payments.
(2)  Net adjustments reflects $9 reversal of expense in 1998.
(3)  Related asset account was written off.