Form 10-Q
period 2000-03-28
FURRS RESTAURANT GROUP INC
filed 2000-05-12
CIK 872548

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 28, 2000


                                       OR


              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                           COMMISSION FILE NO. 1-10725

                          FURR'S RESTAURANT GROUP, INC.

INCORPORATED IN DELAWARE                            IRS EMPLOYER INDENTIFICATION
                                                            NO. 75-2350724

     3001 E. PRESIDENT GEORGE BUSH HWY., SUITE 200, RICHARDSON, TEXAS 75082

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (972) 808-2923

--------------------------------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              YES __X__   NO _____

--------------------------------------------------------------------------------

   As of May 2, 2000, there were 9,747,599 shares of Common Stock outstanding.

                          FURR'S RESTAURANT GROUP, INC.

                                      INDEX


PART I.  FINANCIAL INFOMRATION                                                                   PAGE
                                                                                                 ----
         Item 1.      Financial Statements

                      Condensed Consolidated Balance Sheets -
                      March 28, 2000 (Unaudited) and December 28, 1999                             3

                      Unaudited Condensed Consolidated Statements of
                      Operations - For the thirteen weeks ended
                      March 28, 2000 and March 30, 1999                                            5

                      Unaudited Condensed Consolidated Statement of Changes in
                      Stockholders' Deficit - For the thirteen weeks ended
                      March 28, 2000                                                               6

                      Unaudited Condensed Consolidated Statements of
                      Cash Flows - For the thirteen weeks ended
                      March 28, 2000 and March 30, 1999                                            7

                      Notes to Unaudited Condensed Consolidated
                      Financial Statements                                                         8


         Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                         10

         Item 3.      Quantitative and Qualitative Disclosure About Market Risk                   11


PART II. OTHER INFORMATION

         Item 1.      Legal Proceedings                                                           11



SIGNATURES                                                                                        12

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                 FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 28, 2000 AND DECEMBER 28, 1999
                (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)

                                                          (Unaudited)
                                                            March 28,            December 28,
                                                               2000                  1999
                                                             --------              --------
ASSETS

CURRENT ASSETS:
         Cash and cash equivalents                            $ 5,086               $ 5,172
         Accounts and notes receivable, net                     1,107                   958
         Inventories                                            6,480                 6,544
         Prepaid expenses and other                               986                   861
                                                             --------              --------

         Total current assets                                  13,659                13,535
                                                             --------              --------

PROPERTY, PLANT AND EQUIPMENT, NET                             55,475                54,586

DEFERRED TAX ASSETS                                            20,404                20,846
OTHER ASSETS                                                      482                   496
                                                             --------              --------

         TOTAL ASSETS                                        $ 90,020              $ 89,463
                                                             ========              ========







                                   (Continued)

                 FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 28, 2000 AND DECEMBER 28, 1999
                (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)


                                                                                       (Unaudited)
                                                                                        March 28,            December 28,
                                                                                           2000                  1999
                                                                                         --------              --------
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
         Current maturities of long-term debt                                             $ 5,493              $ 5,493
         Trade accounts payable                                                             7,435                5,306
         Other payables and accrued expenses                                               14,118               17,109
         Reserve for store closings, current                                                  854                  804
                                                                                         --------             --------

         Total current liabilities                                                         27,900               28,712
                                                                                         --------             --------

RESERVE FOR STORE CLOSINGS, NET OF CURRENT MATURITIES                                       2,139                2,558

LONG-TERM DEBT, NET OF CURRENT PORTION                                                     55,219               55,219

OTHER PAYABLES                                                                             10,020               10,217

EXCESS OF FUTURE LEASE PAYMENTS OVER FAIR VALUE,
         NET OF AMORTIZATION                                                                1,808                1,919


STOCKHOLDERS' DEFICIT:
         Preferred Stock, $.01 par value; 5,000,000 shares authorized,
                  none issued                                                                   -                    -
         Common Stock, $.01 par value; 15,000,000 shares authorized,
                  9,747,599 shares issued and outstanding                                     488                  488
         Additional paid-in capital                                                        55,996               55,996
         Accumulated other comprehensive loss                                              (1,728)              (1,728)
         Accumulated deficit                                                              (61,822)             (63,918)
                                                                                         --------             --------

                  Total stockholders' deficit                                              (7,066)              (9,162)
                                                                                         --------             --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                               $90,020              $89,463
                                                                                         ========             ========



See accompanying notes to condensed consolidated financial statements.

                 FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THIRTEEN WEEKS ENDED MARCH 28, 2000 AND MARCH 30, 1999
                (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)


                                                                                           Thirteen weeks ended
                                                                                   ------------------------------------
                                                                                      March 28,           March 30,
                                                                                        2000                1999
                                                                                   ----------------    ----------------
Sales                                                                                    $  47,764           $  46,003

Costs and expenses:
         Cost of sales (excluding depreciation)                                             14,036              13,659
         Selling, general and administrative                                                28,459              27,973
         Depreciation and amortization                                                       2,646               2,427
         Special charge                                                                          -                 566
                                                                                   ----------------    ----------------
                                                                                            45,141              44,625
                                                                                   ----------------    ----------------

Operating income                                                                             2,623               1,378

         Interest expense                                                                       85                  72
                                                                                   ----------------    ----------------

Earnings before income taxes                                                                 2,538               1,306

         Income tax expense                                                                    442                   -
                                                                                   ----------------    ----------------

Net income                                                                                $  2,096            $  1,306
                                                                                   ================    ================




Weighted average number of shares of common stock outstanding:
         Basic                                                                           9,747,599           9,755,037
                                                                                   ================    ================
         Diluted                                                                         9,754,349           9,831,771
                                                                                   ================    ================

Net income per share:
         Basic                                                                             $  0.22             $  0.13
                                                                                   ================    ================
         Diluted                                                                           $  0.21             $  0.13
                                                                                   ================    ================



See accompanying notes to condensed consolidated financial statements.

                 FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

      UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                   FOR THE THIRTEEN WEEKS ENDED MARCH 28, 2000
                             (DOLLARS IN THOUSANDS)


                                                                                   Accumulated
                                                                  Additional          Other
                                         Preferred    Common       Paid-In        Comprehensive     Accumulated
                                           Stock       Stock       Capital            Loss            Deficit        Total
BALANCE, DECEMBER 28, 1999              $        -    $  488      $  55,996         $  (1,728)       $ (63,918)   $  (9,162)

Net income                                       -         -              -                 -            2,096        2,096
                                        ----------    ------      ---------         ---------        ---------    ---------

BALANCE, MARCH 28, 2000                 $        -    $  488      $  55,996         $  (1,728)       $ (61,822)   $  (7,066)
                                        ==========    ======      =========         =========        =========    =========







See accompanying notes to condensed consolidated financial statements.

                 FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                          Thirteen weeks ended
                                                                                    --------------------------------
                                                                                      March 28,        March 30,
                                                                                        2000              1999
                                                                                    --------------    -------------
Cash flows from operating activities:
     Net income                                                                           $ 2,096          $ 1,306
          Adjustments to reconcile net income to net cash provided by operating activities:
                  Depreciation and amortization                                             2,646            2,427
                  Deferred tax expense                                                        442                -
                  Gain on disposition of assets                                                 -             (154)
                  Changes in operating assets and liabilities:
                       Accounts and notes receivable                                         (149)             (13)
                       Inventories                                                             64              359
                       Prepaid expenses and other                                            (111)            (754)
                       Reserve for store closings                                            (369)            (351)
                       Trade accounts payable, other payables,
                           accrued expenses and other liabilities                          (1,059)             226
                                                                                    --------------    -------------

                  Net cash provided by operating activities                                 3,560            3,046
                                                                                    --------------    -------------

Cash flows from (used in) investing activities:
     Purchases of property, plant and equipment                                            (3,646)          (3,080)
     Proceeds from the sale of property, plant and equipment                                    -              780
     Other, net                                                                                 -              (13)
                                                                                    --------------    -------------

                  Net cash used in investing activities                                    (3,647)          (2,313)
                                                                                    --------------    -------------

Cash flows from financing activities:
     Other, net                                                                                 -             (300)
                                                                                    --------------    -------------

                  Net cash used in financing activities                                         -             (300)
                                                                                    --------------    -------------

     Increase/(decrease) in cash and cash equivalents                                         (86)             433

     Cash and cash equivalents at beginning of period                                       5,172           11,571
                                                                                    --------------    -------------

     Cash and cash equivalents at end of period                                           $ 5,086         $ 12,004
                                                                                    ==============    =============



See accompanying notes to condensed consolidated financial statements.

                 FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                             (Dollars in Thousands)

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 28, 1999. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation.

     Interim results of operations may not be indicative of the results that may be expected for a full fiscal year.

EARNINGS PER SHARE

     The following table reconciles the denominators of basic and diluted earnings per share for the thirteen week periods ended March 28, 2000 and March 30, 1999.

                                                                             March 28,          March 30,
                                                                               2000               1999
                                                                           --------------     --------------
         Weighted average common shares outstanding-basic                      9,747,599          9,755,037
         Options                                                                   6,750             67,731
         Warrants                                                                      -              9,003
                                                                           --------------     --------------
         Weighted average common shares outstanding-diluted                    9,754,349          9,831,771
                                                                           ==============     ==============

INCOME TAXES

     We have provided income tax expense of $442 for the thirteen weeks ended March 28, 2000. The effective income tax rate is lower than the statutory Federal rate of 35% due to interest expense on restructured debt, which is reported as additional debt rather than interest expense pursuant to Statement of Financial Accounting Standards No. 15, "Troubled Debt Restructurings".

     Based on the improved operating results and management's expectation of future taxable income, we recorded a deferred tax asset of $20,800 at December 28, 1999 through reduction of the related valuation allowance. Prior to that date, no income tax benefit or expense related to fiscal 1999 results of operations was provided.

CONTINGENCIES

     We are party to litigation with our former president and chief executive officer regarding payment of severance benefits in the amount of $500. Management believes there are a number of grounds that will enable us to be successful in this matter, and that the ultimate resolution of this matter will not have a material effect on financial position, results of operations or cash flows.

BUSINESS SEGMENTS

     Following is a summary of segment information of the Company for the thirteen weeks ended March 28, 2000 and March 30, 1999:

                                                      CAFETERIAS           DYNAMIC FOODS            TOTAL
                                                      ----------           -------------            -----
2000:
     External revenues                         $             47,438  $                 326  $         47,764
     Intersegment revenues                                        -                 15,099            15,099
     Depreciation and amortization                            2,392                    254             2,646
     Segment profit                                           1,915                    181             2,096

1999:
     External revenues                         $             45,763  $                 240  $         46,003
     Intersegment revenues                                        -                 14,595            14,595
     Depreciation and amortization                            2,186                    241             2,427
     Segment profit                                           1,082                    224             1,306

     Following is a reconciliation of reportable segments to the Company's consolidated totals for the thirteen weeks ended March 28, 2000 and March 30, 1999:

                                                                           MARCH 28, 2000         MARCH 30, 1999
                                                                        -------------------    -------------------
Revenues
     Total revenues of reportable segments                              $           62,863     $           60,598
     Elimination of inter-segment revenue                                          (15,099)               (14,595)
                                                                        -------------------    -------------------
          Total consolidated revenues                                   $           47,764     $           46,003
                                                                        ===================    ===================

RECENT ACCOUNTING MATTERS

     The Company is assessing the reporting and disclosures requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities and will require the Company to recognize all derivatives on its balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in fair value of the hedged item through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company expects to adopt SFAS No. 133 in the first quarter of fiscal 2001 and does not anticipate that the adoption will have a material effect on the Company's results of operations or financial position.

     In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB Opinion No. 25. Among other issues, Interpretation No. 44 clarifies the application of Accounting Principles Board Opinion No. 25 (APB No. 25) regarding
(a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The provisions of Interpretation No. 44 affecting the Company are to be applied on a prospective basis effective July 1, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     RESULTS OF OPERATIONS

     Sales for the first fiscal quarter of 2000 were $47.8 million, an increase of $1.8 million from the same quarter of 1999. Operating income for the first quarter of 2000 was $2.6 million compared to $1.4 million in the comparable period in the prior year. The operating results of the first quarter of 1999 included a special charge of $566 thousand for the costs associated with the move of our support center from Lubbock, Texas to Richardson, Texas. The net income for the first quarter of 2000 was $2.1 million compared to $1.3 million in the first quarter 1999.

     SALES. Restaurant sales in comparable units increased $1.6 million, or 3.4% in the first quarter of 2000 over the same quarter of 1999, reflecting the effects of our re-imaging program. First quarter sales for the one new unit opened since first quarter 1999 was $615 thousand, an increase of $121 thousand over the aggregate sales of two units that were closed after first quarter 1999. Sales by Dynamic Foods to third parties were $86 thousand higher in the first quarter 2000 than that of first quarter 1999.

     COST OF SALES. Excluding depreciation, cost of sales were 29.4% of sales for the first quarter of 2000 as compared to 29.7% for the same quarter of 1999. The decrease in the percentage of sales was the result of lower product costs.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expense was higher in the aggregate by $486 thousand in the first quarter of 2000 as compared to 1999. First quarter 1999 included a gain of $154 thousand from the sale of assets. The change in SG&A expense included an increase of $94 thousand in rent expense, $159 thousand in supplies expense, $105 thousand in repairs and maintenance expense, $61 thousand in utility expenses and $132 thousand in labor and related benefits. We had decreases of $98 thousand in marketing expense and $191 thousand in other store expenses.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was higher by $219 thousand in the first quarter of 2000 due to depreciation of prior year's re-imaging capital expenditures.

     INCOME TAXES. Income tax expense of $.4 million was provided in the first quarter of 2000. Our effective tax rate is lower than the statutory Federal rate of 35% due to interest expense on restructured debt, which is reported as additional debt rather than interest expense pursuant to Statement of Financial Accounting Standard No. 15, "Troubled Debt Restructurings."

     Based on sustained improvement in operating results in 1999, we reduced the valuation allowance recorded against its deferred tax assets and recorded a deferred tax asset of $20.8 million in the fourth quarter of 1999. Prior to that time, we provided no annual income tax expense or benefit related to results of operations. Management now expects to provide for income taxes for interim periods at our estimated effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

     During the thirteen weeks ended March 28, 2000, cash provided by operating activities was $3.6 million compared to $3.0 million in the same period of 1999. We made capital expenditures of $3.6 million during the first thirteen weeks of 2000 compared to $3.1 million during the same period of 1999. Cash and temporary investments were $5.1 million at March 28,

2000 compared to $12.0 million at March 30, 1999. Our current ratio was .49:1 at March 28, 2000 compared to .73:1 at March 30, 1999 and .47:1 at December 28, 1999. Total assets at March 28, 2000 aggregated $90.0 million, compared to $69.6 million at March 30, 1999 and $89.5 million at December 28, 1999.

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


Item 3.  Quantitative and Qualitative Disclosure About Market Risk

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

     Our long-term debt does not expose us to market risk as all interest accrues at fixed rates. We do not use derivative financial instruments to manage overall borrowing costs.

     This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceeding

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

Items 2, 3, 4 and 5 are not applicable and have been intentionally omitted.

Item 6.  Exhibits and Reports on Form 8-K

         None.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DATE:   May 11, 2000               FURR'S RESTAURANT GROUP, INC.
     ------------------




                                   /s/  Phillip Ratner
                                   ---------------------------------------
                                   Phillip Ratner
                                   President and Chief Executive Officer



                                   /s/ Paul G. Hargett
                                   ---------------------------------------
                                   Paul G. Hargett
                                   Chief Financial Officer