Form 10-Q
period 2000-06-27
FURRS RESTAURANT GROUP INC
filed 2000-08-11
CIK 872548

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 27, 2000

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

                                   YES X NO __

--------------------------------------------------------------------------------
         As of August 3, 2000 there were 9,759,918 shares of Common Stock outstanding.

                          FURR'S RESTAURANT GROUP, INC.

                                      INDEX


PART I.  FINANCIAL INFOMRATION                                                                   PAGE
                                                                                                 ----
         Item 1.      Financial Statements

                      Condensed Consolidated Balance Sheets -
                      June 27, 2000 (Unaudited) and December 28, 1999                              3

                      Unaudited Condensed Consolidated Statements of
                      Operations - For the thirteen weeks ended
                      June 27, 2000 and June 29, 1999                                              5

                      Unaudited Condensed Consolidated Statements of Operations-
                      For the twenty-six weeks ended June 27, 2000 and June 29, 1999               6

                      Unaudited Condensed Consolidated Statement of Changes in
                      Stockholders' Deficit - For the twenty-six weeks ended
                      June 27, 2000                                                                7

                      Unaudited Condensed Consolidated Statements of
                      Cash Flows - For the twenty-six weeks ended
                      June 27, 2000 and June 29, 1999                                              8

                      Notes to Unaudited Condensed Consolidated
                      Financial Statements                                                         9

         Item 2.      Management's Discussion and Analysis of Financial

                      Condition and Results of Operations                                         11

         Item 3.      Quantitative and Qualitative Disclosure About Market Risk                   13


PART II. OTHER INFORMATION

         Item 1.      Legal Proceedings                                                           14

         Item 4.      Submission of Matters to a Vote of Security Holders                         14


SIGNATURES                                                                                        15


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                 FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 27, 2000 AND DECEMBER 28, 1999
                (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)

                                                     (Unaudited)
                                                       June 27,      December 28,
                                                         2000           1999
                                                         ----           ----
ASSETS

CURRENT ASSETS:
         Cash and cash equivalents                   $ 2,308          $ 5,172
         Accounts and notes receivable, net            1,219              958
         Inventories                                   6,978            6,544
         Prepaid expenses and other                    2,429              861
                                                     -------          -------

         Total current assets                         12,934           13,535
                                                     -------          -------

PROPERTY, PLANT AND EQUIPMENT, NET                    56,952           54,586

DEFERRED TAX ASSETS                                   19,881           20,846
OTHER ASSETS                                             560              496
                                                     -------          -------

TOTAL ASSETS                                         $90,327          $89,463
                                                     =======          =======


                                   (Continued)

                 FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 27, 2000 AND DECEMBER 28, 1999
                (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)

                                                                               (Unaudited)
                                                                                 June 27,         December 28,
                                                                                   2000               1999
                                                                                   ----               ----
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
         Current maturities of long-term debt                                   $  5,493           $  5,493
         Trade accounts payable                                                    7,068              5,306
         Other payables and accrued expenses                                      14,068             17,109
         Reserve for store closings, current                                         336                804
                                                                                --------           --------

         Total current liabilities                                                26,965             28,712
                                                                                --------           --------

RESERVE FOR STORE CLOSINGS, NET OF CURRENT MATURITIES                              2,433              2,558

LONG-TERM DEBT, NET OF CURRENT PORTION                                            52,473             55,219

OTHER PAYABLES                                                                    11,397             10,217

EXCESS OF FUTURE LEASE PAYMENTS OVER FAIR VALUE,
         NET OF AMORTIZATION                                                       1,697              1,919


STOCKHOLDERS' DEFICIT:

         Preferred Stock, $.01 par value; 5,000,000 shares authorized,
                  none issued                                                          -                  -
         Common Stock, $.01 par value; 15,000,000 shares authorized,
                  9,757,918 shares issued and outstanding                            488                488
         Additional paid-in capital                                               55,996             55,996
         Accumulated other comprehensive loss                                     (1,728)            (1,728)
         Accumulated deficit                                                     (59,394)           (63,918)
                                                                                --------           --------

                  Total stockholders' deficit                                     (4,638)            (9,162)
                                                                                --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                     $ 90,327           $ 89,463
                                                                                ========           ========


See accompanying notes to condensed consolidated financial statements.

                 FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THIRTEEN WEEKS ENDED JUNE 27, 2000 AND JUNE 29, 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                              Thirteen weeks ended
                                                                                         ------------------------------
                                                                                          June 27,            June 29,
                                                                                            2000                1999
                                                                                            ----                ----
Sales                                                                                    $  48,188           $  47,196

Costs and expenses:
         Cost of sales (excluding depreciation)                                             14,189              13,953
         Selling, general and administrative                                                28,294              29,493
         Depreciation and amortization                                                       2,667               2,444
                                                                                         ---------           ---------
                                                                                            45,150              45,890
                                                                                         ---------           ---------

Operating income                                                                             3,038               1,306

         Interest expense                                                                       87                  75
                                                                                         ---------           ---------

Earnings before income taxes                                                                 2,951               1,231

         Income tax expense                                                                    523                   -
                                                                                         ---------           ---------

Net income                                                                               $   2,428           $   1,231
                                                                                         =========           =========


Weighted average number of shares
  of common stock outstanding:
         Basic                                                                           9,757,918           9,757,881
                                                                                         =========           =========
         Diluted                                                                         9,757,918           9,779,456
                                                                                         =========           =========

Net income per share:

         Basic                                                                           $    0.25           $    0.13
                                                                                         =========           =========
         Diluted                                                                         $    0.25           $    0.13
                                                                                         =========           =========

See accompanying notes to condensed consolidated financial statements.

                 FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE TWENTY-SIX WEEKS ENDED JUNE 27, 2000 AND JUNE 29, 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                             Twenty-six weeks ended
                                                                                        -------------------------------
                                                                                         June 27,            June 29,
                                                                                           2000                1999
                                                                                           ----                ----
Sales                                                                                    $  95,952           $  93,199

Costs and expenses:

         Cost of sales (excluding depreciation)                                             28,225              27,612
         Selling, general and administrative                                                56,753              57,466
         Depreciation and amortization                                                       5,313               4,871
         Special Charge                                                                          -                 566
                                                                                         ---------           ---------
                                                                                            90,291              90,515
                                                                                         ---------           ---------

Operating income                                                                             5,661               2,684

         Interest expense                                                                      172                 147
                                                                                         ---------           ---------

Earnings before income taxes                                                                 5,489               2,537

         Income tax expense                                                                    965                   -
                                                                                         ---------           ---------

Net income                                                                               $   4,524           $   2,537
                                                                                         =========           =========


Weighted average number of shares of common stock outstanding:
         Basic                                                                           9,757,918           9,756,384
                                                                                         =========           =========
         Diluted                                                                         9,761,122           9,795,095
                                                                                         =========           =========

Net income per share:
         Basic                                                                           $    0.46           $    0.26
                                                                                         =========           =========
         Diluted                                                                         $    0.46           $    0.26
                                                                                         =========           =========

See accompanying notes to condensed consolidated financial statements.

                 FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

      UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                  FOR THE TWENTY-SIX WEEKS ENDED JUNE 27, 2000
                             (DOLLARS IN THOUSANDS)

                                                                                   Accumulated
                                                                   Additional         Other
                                           Preferred    Common       Paid-In      Comprehensive      Accumulated
                                             Stock       Stock       Capital           Loss            Deficit        Total
                                             -----       -----       -------           ----            -------        -----
BALANCE, DECEMBER 28, 1999                 $      -     $   488     $  55,996         $  (1,728)      $ (63,918)  $  (9,162)

Net income                                        -           -             -                 -           4,524       4,524
                                           --------     -------     ---------         ---------       ---------   ---------

BALANCE, JUNE 27, 2000                     $      -     $   488     $  55,996         $  (1,728)      $ (59,394)  $  (4,638)
                                           ========     =======     =========         =========       =========   =========


See accompanying notes to condensed consolidated financial statements.

                 FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                            Twenty-six weeks ended
                                                                                       --------------------------------
                                                                                         June 27,          June 29,
                                                                                           2000              1999
Cash flows from operating activities:
     Net income                                                                          $  4,524         $  2,537
          Adjustments to reconcile net income to net cash provided by operating activities:
                  Depreciation and amortization                                             5,313            4,871
                  Deferred tax expense                                                        965                -
                  Gain on disposition of assets                                              (397)            (208)
                  Changes in operating assets and liabilities:
                       Accounts and notes receivable                                         (261)            (177)
                       Inventories                                                           (434)             334
                       Prepaid expenses and other                                          (1,632)          (1,011)
                       Reserve for store closings                                            (593)            (535)
                       Trade accounts payable, other payables,
                           accrued expenses and other liabilities                              60              782
                                                                                         --------         --------

                  Net cash provided by operating activities                                 7,545            6,593
                                                                                         --------         --------

Cash flows from investing activities:
     Purchases of property, plant and equipment                                            (8,229)          (8,124)
     Proceeds from the sale of property, plant and equipment                                  567            2,215
                                                                                         --------         --------

                  Net cash used in investing activities                                    (7,662)          (5,909)
                                                                                         --------         --------

Cash flows from financing activities:
     Payment of indebtedness                                                               (2,747)          (2,746)
                                                                                         --------         --------

                  Net cash used in financing activities                                    (2,747)          (2,746)
                                                                                         --------         --------

Decrease in cash and cash equivalents                                                      (2,864)          (2,062)

Cash and cash equivalents at beginning of period                                            5,172           11,571
                                                                                         --------         --------

Cash and cash equivalents at end of period                                               $  2,308         $  9,509
                                                                                         ========         ========

Supplemental disclosure of cash flow information:
     Cash paid for interest (including $2,747 in 2000 and $2,746 in 1999                 $  2,919         $  2,887
       classified as payment of indebtedness.)
                                                                                         ========         ========

     Cash paid for income taxes                                                          $      -         $      -
                                                                                         ========         ========

     See accompanying notes to condensed consolidated financial statements.

                 FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 28, 1999. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of interim financial position and results of operations.

         Interim results of operations may not be indicative of the results that may be expected for a full fiscal year.

EARNINGS PER SHARE

         The following table reconciles the denominators of basic and diluted earnings per share for the periods ended June 27, 2000 and June 29, 1999.

                                                    Thirteen Weeks Ended              Twenty-six Weeks Ended
                                               -------------------------------     ------------------------------
                                                 June 27,          June 29,          June 27,         June 29,
                                                   2000              1999              2000             1999
                                               --------------    -------------     -------------    -------------
    Weighted average common shares
           outstanding-basic                       9,757,918        9,757,881         9,757,918        9,756,384
    Options                                                -           21,575             3,204           38,711
                                               --------------    -------------     -------------    -------------
    Weighted average common shares
           outstanding-diluted                     9,757,918        9,779,456         9,761,122        9,795,095
                                               ==============    =============     =============    =============

         The following table sets forth the options and warrants that were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common shares and therefore, the effect would be anti-dilutive:

                                                    Thirteen Weeks Ended              Twenty-six Weeks Ended
                                               -------------------------------     ------------------------------
                                                 June 27,          June 29,          June 27,         June 29,
                                                   2000              1999              2000             1999
                                               --------------    -------------     -------------    -------------
    Options                                          699,413          364,665           647,663          212,666
    Warrants                                         512,246          534,933           512,246          512,255

INCOME TAXES

         The Company has provided income tax expense of $523 and $965 for the thirteen weeks and twenty-six weeks ended June 27, 2000, respectively. The effective income tax rate is lower than the statutory Federal rate of 35% due to interest expense on restructured debt, which is reported as additional debt rather than interest expense pursuant to Statement of Financial Accounting Standards No. 15, "Troubled Debt Restructurings".

         Based on the improved operating results and management's expectation of future taxable income, the Company recorded a deferred tax asset of $20,800 at December 28, 1999 through reduction of the related valuation allowance. Prior to that date, no income tax benefit or expense related to fiscal 1999 results of operations was provided.

BUSINESS SEGMENTS

         Following is a summary of segment information of the Company for the thirteen weeks ended June 27, 2000 and June 29, 1999:


                                                Cafeterias        Dynamic Foods            Total
                                                ----------        -------------            -----
2000:
     External revenues                           $  47,771              $   417           $ 48,188
     Intersegment revenues                               -               15,038             15,038
     Depreciation and amortization                   2,406                  261              2,667
     Segment profit                                  2,193                  235              2,428

1999:
     External revenues                           $  46,933              $   263           $ 47,196
     Intersegment revenues                               -               15,083             15,083
     Depreciation and amortization                   2,209                  235              2,444
     Segment profit                                    865                  366              1,231

Following is a summary of segment information of the Company for the twenty-six weeks ended June 27, 2000 and June 29, 1999:


                                                Cafeterias        Dynamic Foods            Total
                                                ----------        -------------            -----
2000:
     External revenues                            $  95,209             $   743           $ 95,952
     Intersegment revenues                                -              30,137             30,137
     Depreciation and amortization                    4,798                 515              5,313
     Segment profit                                   4,108                 416              4,524

1999:
     External revenues                            $  92,696             $   503           $ 93,199
     Intersegment revenues                                -              29,678             29,678
     Depreciation and amortization                    4,395                 476              4,871
     Segment profit                                   1,947                 590              2,537

         Following is a reconciliation of reportable segments to the Company's consolidated totals for the periods ended June 27, 2000 and June 29, 1999:

                                                     Thirteen Weeks Ended               Twenty-six Weeks Ended
                                                 ------------------------------     -------------------------------
                                                   June 27,         June 29,          June 27,         June 29,
                                                     2000             1999              2000             1999
                                                 -------------    -------------     -------------    --------------
Revenues
   Total revenues of reportable segments            $ 63,226         $ 62,279          $126,089          $122,877
   Elimination of inter-segment revenue              (15,038)         (15,083)          (30,137)          (29,678)
                                                 -------------    -------------     -------------    -------------
Total consolidated revenues                         $ 48,188         $ 47,196          $ 95,952          $ 93,199
                                                 =============    =============     =============    ==============

RECENT ACCOUNTING MATTERS

         The Company is assessing the reporting and disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities and will require the Company to recognize all derivatives on its balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in fair value of the hedged item through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company expects to adopt SFAS No. 133, as amended, in the first quarter of fiscal 2001 and does not anticipate that the adoption will have a material effect on the Company's results of operations or financial position.

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

CONTINGENCIES

         In July 1998, the Company filed a declaratory judgement lawsuit in State District Court in Lubbock, Texas, in which the Court was asked to find that the Company is not obligated to make severance payments that have been demanded by Theodore Papit, the former President and Chief Executive Officer of Furr's. This litigation was settled by agreement with Mr. Papit in June 2000 on terms that the Company's management believes were favorable to the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED JUNE 27, 2000 COMPARED TO THIRTEEN WEEKS ENDED JUNE 29,
1999:

         Sales for the second fiscal quarter of 2000 were $48.2 million, an increase of $1.0 million from the same quarter of 1999. Operating income for the second quarter of 2000 was $3.0 million compared to $1.3 million in the comparable period in the prior year. Net income for the second quarter of 2000 was $2.4 million compared to $1.2 million in the second quarter 1999.

         SALES. Restaurant sales in comparable units increased $.5 million, or 1.1% in the second quarter of 2000 over the same quarter of 1999, reflecting the effects of our re-imaging program. Second quarter sales for the new units opened since first quarter 1999 was $948 thousand, an increase of $325 thousand over the aggregate sales of the units that were closed after second quarter 1999. Sales by Dynamic Foods to third parties were $154 thousand higher in the second quarter 2000 than that of second quarter 1999.

         COST OF SALES. Excluding depreciation, cost of sales were 29.4% of sales for the second quarter of 2000 as compared to 29.6% for the same quarter of 1999. The decrease in the percentage of sales was the result of lower product costs.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expense was lower in the aggregate by $1.2 million in the second quarter of 2000 as compared to 1999. Second quarter 2000 included a gain of $397 thousand from the sale of assets. The change in SG&A expense included an increase of $40 thousand in rent expense, $80 thousand in supplies expense and $172 thousand in labor and related benefits. We had decreases of $352 thousand in marketing expense, $135 thousand in other store expenses and $422 thousand in professional services.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was higher by $223 thousand in the first quarter of 2000 due to depreciation of prior year's re-imaging capital expenditures.

         INCOME TAXES. Income tax expense of $.5 million was provided in the second quarter of 2000. Our effective tax rate is lower than the statutory Federal rate of 35% due to interest expense on restructured debt, which is reported as additional debt rather than interest expense pursuant to Statement of Financial Accounting Standard No. 15, "Troubled Debt
Restructurings."

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

TWENTY-SIX WEEKS ENDED JUNE 27, 2000 COMPARED TO TWENTY-SIX WEEKS ENDED JUNE 29, 1999:

         Sales for the first twenty-six weeks of 2000 were $96.0 million, an increase of $2.8 million from the period of 1999. Operating income for the first twenty-six weeks of 2000 was $5.7 million compared to $2.7 million in the comparable period in the prior year. The operating results of the first twenty-six weeks of 1999 included a special charge of $566 thousand for the costs associated with the move of our support center from Lubbock, Texas to Richardson, Texas. Net income for the first twenty-six weeks of 2000 was $4.5 million compared to $2.5 million in the same period of 1999.

         SALES. Restaurant sales in comparable units increased $2.1 million, or 2.3% in the first twenty-six weeks of 2000 over the same period of 1999, reflecting the effects of our re-imaging program. Year to date sales for the new units opened since second quarter 1999 was $1.5 million, an increase of $444 thousand over the aggregate sales of the units that were closed after second quarter 1999. Sales by Dynamic Foods to third parties were $240 thousand higher in the first twenty-six weeks of 2000 than that of the comparable period of 1999.

         COST OF SALES. Excluding depreciation, cost of sales were 29.4% of sales for the first twenty-six weeks of 2000 as compared to 29.6% for the same period of 1999. The decrease in the percentage of sales was the result of lower product costs.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expense was lower in the aggregate by $713 thousand in the first twenty-six weeks of 2000 as compared to 1999. The twenty-six weeks of 2000 included an increased gain of $189 thousand from the sale of assets over the same period of 1999. The change in SG&A expense included an increase of $134 thousand in rent expense, $239 thousand in supplies expense, $139 thousand in repairs and maintenance expense and $379 thousand in labor and related benefits. We had decreases of $450 thousand in marketing expense, $325 thousand in other store expenses and $573 thousand in professional services.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was higher by $442 thousand in the first twenty-six weeks of 2000 due to depreciation of prior year's re-imaging capital expenditures.

         INCOME TAXES. Income tax expense of $1.0 million was provided in the first twenty-six weeks of 2000. Our effective tax rate is lower than the statutory Federal rate of 35% due to interest expense on restructured debt, which is reported as additional debt rather than interest expense pursuant to Statement of Financial Accounting Standard No. 15, "Troubled Debt Restructurings."

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

LIQUIDITY AND CAPITAL RESOURCES

         During the twenty-six weeks ended June 27, 2000, cash provided by operating activities was $7.5 million compared to $6.6 million in the same period of 1999. We made capital expenditures of $8.2 million during the first twenty-six weeks of 2000 compared to $8.1 million during the same period of 1999. Capital expenditures for the remainder of fiscal year 2000 are expected to be $4.4 million. Expenditures for reimaging and new units were front loaded in the current year to maximize the impact on net income that these expenditures would generate. Cash and temporary investments were $2.3 million at June 27, 2000 compared to $9.5 million at June 29, 1999 and $5.2 million at December 28, 1999. Our current ratio was .48:1 at June 27, 2000 compared to .65:1 at June 29, 1999 and .47:1 at December 28, 1999. Total assets at June 27, 2000 aggregated $90.3 million, compared to $68.3 million at June 29, 1999 and $89.5 million at December 28, 1999.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceeding

In July 1998, we filed a declaratory judgement lawsuit in State District Court in Lubbock, Texas, in which we ask the Court to find that we are not obligated to make severance payments that have been demanded by Theodore Papit, the former President and Chief Executive Officer of Furr's. This litigation was settled by agreement with Mr. Papit in June 2000 on terms that we believe were favorable to the Company.

Items 2 and 3 are not applicable and have been intentionally omitted.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The 2000 Annual Meeting of Stockholders was held on May 23, 2000. At the meeting, Stockholders voted to elect seven directors to serve one-year terms and to increase the aggregate number of shares of common stock on the Company authorized for issuance under the 1995 Stock Option Plan by 200,000.

         Following is a summary of the votes cast for each Director nominee:


                  Margaret B. Hampton                7,509,398
                  Damien Kovary                      7,509,205
                  William J. Nightingale             7,508,319
                  Max Pine                           7,509,192
                  Phillip Ratner                     7,509,145
                  Barry W. Ridings                   7,509,166
                  Robert Sullivan                    7,509,371

         Following is a summary of the tabulation of the vote for increasing the aggregate number of common stock shares issued under the 1995 Stock Option Plan:


                FOR                                                  AGAINST
                ---                                                  -------
             28,961,540                                             1,342,853

Item 5 is not applicable and has been intentionally omitted.

Item 6.  Exhibits and Reports on Form 8-K

         None.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DATE:           August 9, 2000            FURR'S RESTAURANT GROUP, INC.
         ----------------------------


                                          /s/ Phillip Ratner
                                          --------------------------------------
                                          Phillip Ratner
                                          President and Chief Executive Officer



                                          /s/ Paul G. Hargett
                                          --------------------------------------
                                          Paul G. Hargett
                                          Chief Financial Officer