Form 10-K
period 2001-01-02
FURRS RESTAURANT GROUP INC
filed 2001-04-17
CIK 872548

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                                 ----------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended January 2, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-10725

                          FURR'S RESTAURANT GROUP, INC.
          -------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                            75-2350724
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)


3001 E. PRESIDENT GEORGE BUSH HIGHWAY, RICHARDSON, TX             75082
-----------------------------------------------------         -------------
         (Address of principal executive office)                (Zip Code)

         Registrant's telephone number, including area code   (972) 808-2923

         Securities registered pursuant to Section 12(b) of the Act:

                                                      NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                           ON WHICH REGISTERED
         -------------------                           -------------------
         Common Stock, par value                     American Stock Exchange
            $.01 per share

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

                                  Yes _X_   No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         The aggregate market value of the Voting Stock held by non-affiliates of the Registrant, based upon the closing price of the registrant's Common Stock on March 27, 2001, was $19,517,312.

         The number of shares outstanding of each of the registrant's classes of stock as of the latest practicable date are as follows:

                                                  SHARES OUTSTANDING
         CLASS                                    AS OF APRIL 2, 2001.
         -----                                    --------------------
Common Stock, par value $.01 per share                9,758,741

     Portions of the definitive proxy statement relating to the 2001 annual meeting of stockholders are incorporated by reference in Part III.

                          FURR'S RESTAURANT GROUP, INC.
                                    FORM 10-K
                                  ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                       PAGE
                                                                                       ----
                                     PART I
Item 1.        Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3
Item 2.        Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6
Item 3.        Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . .     6
Item 4.        Submission of Matters to a Vote of Security Holders . . . . . . . . .     6

                                     PART II

Item 5.        Market for Registrant's Common Equity and
                       Related Stockholder Matters . . . . . . . . . . . . . . . . .     7
Item 6.        Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . .     7
Item 7.        Management's Discussion and Analysis of Financial
                       Condition and Results of Operations . . . . . . . . . . . . .     8
Item 8.        Financial Statements and Supplementary Data . . . . . . . . . . . . .    13
Item 9.        Changes In and Disagreements With Accountants on
                       Accounting and Financial Disclosure . . . . . . . . . . . . .    14

                                    PART III

Item 10.       Directors and Executive Officers of the Registrant. . . . . . . . . .    14
Item 11.       Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . .    14
Item 12.       Security Ownership of Certain Beneficial
                       Owners and Management . . . . . . . . . . . . . . . . . . . .    14
Item 13.       Certain Relationships and Related Transactions. . . . . . . . . . . .    14

                                     PART IV

Item 14.       Exhibits, Financial Statement Schedule and Reports
                       on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . .    14
Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19

                                     PART I

Item 1.        BUSINESS

GENERAL

         Furr's Restaurant Group, Inc. (the "Company" or "Furr's"), formerly known as Furr's/Bishop's, Incorporated was incorporated in Delaware in 1991 and, through its subsidiaries, is one of the largest operators of family-style cafeteria restaurants in the United States. We believe that our cafeterias and buffets, which are operated under the "Furr's" and "Bishop's" names, are well recognized in their regional markets for their value, convenience, food quality and friendly service. Our 94 cafeterias and two buffets are located in twelve states in the Southwest, West and Midwest. In addition, we operate Dynamic Foods, our food preparation, processing and distribution division, in Lubbock, Texas. Dynamic Foods provides in excess of 85% of the food and supply requirements of our cafeteria and buffet restaurants. Dynamic Foods also sells bakery items and various prepared foods to the restaurant, food service and retail markets.

FAMILY DINING DIVISION

         The Family Dining Division consists of 94 cafeterias and two pay-at-the-door buffet-style restaurants operated by Cafeteria Operators, L.P., an indirect wholly owned partnership subsidiary of Furr's ("Cafeteria Operators").

         CAFETERIAS. Cafeterias occupy a long standing niche in the food service industry, providing the customer with a pleasant, moderately-priced alternative to fast-food chains and conventional full-service restaurants. Our cafeterias offer a wide variety of meals appealing to a broad range of personal tastes, including chicken, beef, fish and pasta entrees; soup, salad and vegetable choices; non-alcoholic beverages; and freshly baked pies and cakes. The food is prepared for serving by the individual cafeteria. The Company's cafeterias are generally characterized by quick service and modest average prices per guest. Guest tickets for the fiscal years ended January 2, 2001, December 28, 1999 and December 29, 1998 averaged approximately $6.00, $5.97 and $5.79 respectively. Our cafeterias average approximately 10,000 square feet in size and have average seating capacity for approximately 300 guests. Virtually all of our cafeterias feature "All-You-Can-Eat" at a fixed price all day, every day, as well as the traditional "a la carte" pricing alternative, which allows customers to choose the pricing and dining format which they find the most attractive.

         Management believes that the "Furr's" and "Bishop's" names are widely recognized in their regional markets. Management's emphasis on consistent food quality, variety, cleanliness and service has led to a loyal guest base. Our customer base consists principally of people over 45 years of age, shoppers, working people and young families.

         BUFFET. Our buffet-style restaurants feature traditional American and ethnic foods at a fixed price that entitles each guest to unlimited servings of all menu items and beverages. Food items are served in a "scatter bar" format at buffet islands centrally located in the restaurant's food service area. The "scatter-bar" buffet format emphasizes customer choice by allowing customers to select at their own pace in self selected portions, thereby improving the restaurant experience for the guest.

          We opened a new prototype, built from the ground up, under the name "Furr's Family Buffet" in June 2000. This buffet unit is approximately 11,000 square feet and can seat approximately 420 guests. The restaurant is open to guests every day of the year, 12 hours per day for lunch and dinner with breakfast available on Saturdays and Sundays. Guest tickets for the fiscal year ended January 2, 2001 averaged $6.29. Our other buffet unit is a converted cafeteria that is approximately 10,000 square feet in size and has seating capacity for approximately 300 guests. Guest tickets for the fiscal years ended January 2, 2001, December 28, 1999 and December 29, 1998 averaged approximately $6.08, $6.06 and $6.05, respectively.

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

DYNAMIC FOODS

         We operate Dynamic Foods, a food purchasing, processing and distribution facility in Lubbock, Texas that supplies in excess of 85% of the food and supply requirements of our family dining restaurants, providing us with uniform quality control and the ability to make volume purchases. In addition, management believes that there is significant potential for utilizing the available excess capacity at Dynamic Foods by increasing sales to third parties. In fiscal 2000, third party sales by Dynamic Foods aggregated $1.7 million.

         Dynamic Foods has approximately 140 separate food items available under the "Dynamic Foods" label for distribution to our restaurants and for sale to third parties. Currently, approximately 97% of Dynamic Food's manufacturing output is used at our restaurants and the remainder is sold to third parties.

RESTAURANT MANAGEMENT

         The success of each restaurant's operation is largely dependent upon the quality of in-store management and mid-level supervisory management. Experienced and well trained in-store management is important to assure good service, quality food and the cleanliness of each restaurant, to control costs and to monitor local eating habits and traffic.

         Each cafeteria and buffet is operated under the supervision of a general manager, an assistant general manager and one or two assistant managers. Each cafeteria generally employs between 40 and 70 workers, of whom approximately 20% are part-time workers.

         The general managers of our family dining restaurants report to ten regional managers who, in turn, report to the Director and Vice President of Operations. The general managers have responsibility for day-to-day operations, including food ordering, labor scheduling, menu planning, customer relations and personnel hiring and supervision. The regional managers visit each restaurant regularly and work with the in-store managers to evaluate and maintain overall operating standards. They also make financial and quality control checks, train personnel in operating procedures and evaluate procedures developed by cafeteria and buffet personnel for possible use in all company-owned family dining units.

SERVICE MARKS AND TRADEMARKS

         We utilize and are dependent upon certain registered service marks, including "Furr's", "Furr's Family Dining", "Furr's Cafeterias," "Bishop's Buffet" and "Dynamic Foods," and a stylized "F" trademarked by Furr's. These and other trademarks are current and are renewable on various dates through February 2008. We are not aware of any party who could prevail in a contest of the validity of such service marks and trademarks.

SEASONALITY

         Customer volume on a company-wide basis at most established restaurants is generally somewhat lower in the winter months, due primarily to weather conditions in certain of the markets for our restaurants. As a consequence, the first and fourth quarters of the year historically produce lower sales. A harsh winter season has a negative effect on our revenues and results of operations.

WORKING CAPITAL REQUIREMENTS

         Our restaurants are a cash business. Funds available from cash sales are not needed to finance receivables and are generally not needed immediately to pay for food, supplies and certain other expenses of the restaurants. Therefore, our business and operations have not historically required proportionately large amounts of working capital, which is generally common among similar restaurant companies. Should Dynamic Foods expand its sales to third parties, the accounts receivable and inventory related to such sales could require it to maintain additional working capital. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources."

COMPETITION

         The food service business is highly competitive in each of the markets in which our restaurants operate and is often affected by changes in consumer tastes, economic conditions and demographic and local traffic patterns. In each area in which our restaurants operate, there are a large number of other food service outlets including other cafeterias, buffets and fast-food and limited-menu restaurants which compete directly and vigorously with our restaurants in all aspects, including quality and variety of food, price, customer service, location and the quality of the overall dining experience.

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

CAPITAL EXPENDITURE PROGRAM

         During the fiscal years ended January 2, 2001, December 28, 1999 and December 29, 1998, Furr's expended $12.8 million, $19.9 million and $7.7 million, respectively, for capital expenditures principally to maintain and remodel existing cafeterias, upgrade its computer and information systems, construct four new units, relocate one unit and improve the facility operated by Dynamic Foods. The capital expenditures in 1998 and 1999 were primarily due to a significant cafeteria reimaging program. In 2000, we spent $3.9 million to complete the reimage program (total of 43 restaurants reimaged) and $4.8 million to construct three new units and relocate one unit. The remaining units that were not selected for reimaging were determined to either not need updating or would not yield a sufficient return on the investment. With our reimaging program complete, we expect 2001 expenditures to be for routine maintenance of our units, corporate facilities, and Dynamic Foods. Our capital expenditure program is necessary to enable us and our subsidiaries to increase our revenue and profitability.

EMPLOYEES

         As of March 12, 2001, we employed approximately 5,400 persons, of whom approximately 4,600 were employed on a full-time basis. We employed approximately 340 persons as managers or assistant managers in restaurants, 10 persons as regional managers and approximately 48 persons in executive, administrative or clerical positions in the corporate office. None of our employees are covered by collective bargaining agreements. We believe we maintain good relations with our employees.

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

         The Federal Americans With Disabilities Act, which became effective as to public accommodations and employment in 1992, prohibits discrimination on the basis of disability. Our recently completed remodeling of existing restaurants, required expenditures to comply with these regulations in order to provide service to, or make reasonable accommodations for the employment of, disabled persons.

Item 2.  PROPERTIES

         RESTAURANT LOCATIONS. The following table sets forth the number of restaurants operated by the Company in certain states as of March 12, 2001.

          STATE                             NUMBER OF RESTAURANTS
          -----                             ---------------------
          Arizona                                      7
          Arkansas                                     2
          California                                   2
          Colorado                                     7
          Illinois                                     1
          Iowa                                         5
          Kansas                                       6
          Missouri                                     2
          Nevada                                       2
          New Mexico                                   13
          Oklahoma                                     10
          Texas                                        39
                                                       96

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

         PROPERTIES. Forty-two of our restaurants are leased from third parties, another 33 are subleased under a master sublease agreement, 12 are owned and are situated on land leased from third parties and nine are owned in fee simple. Most of the leases have initial terms of from 10 to 20 years and contain provisions permitting renewal for one or more specified terms at specified rental rates. Some leases provide for fixed annual rent plus rent based on a percentage of sales. The average restaurant contains approximately 10,000 square feet and seats approximately 300 guests.

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

         Additionally, the Company leases nine properties under a master sublease, leases two properties from third parties and owns five buildings situated on land leased from third parties, which are not used in the Company's restaurant business and are leased to third parties or placed on the market for sale.

Item 3.  LEGAL PROCEEDINGS

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

         The Common Stock, par value $.01 per share ("Common Stock"), is traded on the American Stock Exchange ("AMEX") under the symbol "FRG." As of March 27, 2001, there were 9,758,656 shares of Common Stock outstanding and approximately 2,000 record holders. The closing price of the Common Stock on March 27, 2001 was $2.00.

         As of March 27, 2001, no cash dividends had been declared on the Common Stock. The terms of the indebtedness of Cafeteria Operators limits its ability to distribute funds to the Company for the payment of dividends on the Common Stock. The Company does not anticipate paying dividends in the foreseeable future.

         The following table provides the high and low closing prices for each quarter of the last two fiscal years:

                                                1999                           2000
                                      ----------------------------  -------------------------------
                                          HIGH            LOW           HIGH               LOW
                                      ------------    ------------  ------------       ------------
              First Quarter                $  7.19        $  4.69       $  4.13            $  2.81
              Second Quarter                  5.31           3.75          3.19               2.63
              Third Quarter                   4.06           2.50          3.38               2.75
              Fourth Quarter                  3.75           2.50          2.94               1.00

Item 6.   SELECTED FINANCIAL DATA  (in thousands, except per share data)

                                                                      Fiscal Years Ended
                                       -------------------------------------------------------------------------------
                                       January 2,     December 28,      December 29,     December 30,     December 31,
                                             2001             1999              1998             1997             1996
                                             ----             ----              ----             ----             ----
Sales (1)                              $  196,047       $  188,060        $  188,208       $  193,530       $  197,196

Net Income (loss)                           8,521           31,262            (1,229)          (5,396)           8,363

Income (loss) per common share,
   diluted (2)                               0.87             3.19             (0.13)          (0.55)             0.85

Total assets                               89,431           89,463            68,509           65,801           75,259

Long term obligations (3)                  65,416           70,929            81,902           78,974           82,905


(1) The Company closed five restaurants in 2000, two restaurants in 1999, four restaurants in 1998, eight restaurants in 1997 and five restaurants in 1996. The Company opened three restaurants in 2000, one restaurant in 1999 and one restaurant in 1997.

(2) All years based on Common Stock outstanding after giving effect to the reverse stock splits effected in 1999 and 1996.

(3) Consists of total long-term debt, including current maturities, and other payables, and includes $6,896, $12,389, $17,882, $23,374 and
         $28,867 of interest accrued to maturity on long-term debt in fiscal year ended January 2, 2001, December 28, 1999, December 29, 1998, December 30, 1997 and December 31, 1996, respectively.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company's fiscal year is a 52-53 week year. Fiscal year 2000 included 53 weeks, fiscal years 1999 and 1998 included 52 weeks.

The following table sets forth certain statement of operations data and restaurant data for the fiscal years indicated (dollars in thousands, except sales per unit):

                                                        2000             1999              1998
                                                        ----             ----              ----
Statement of operations data:

Sales                                             $  196,047       $  188,060        $  188,208

Costs and expenses:
  Cost of sales (excluding depreciation)              57,376           56,036            55,801
  as a percent of sales                                29.27           29.80%            29.65%

  Selling, general and administrative                117,653          113,202           114,756
  as a percent of sales                               60.01%           60.19%            60.97%

  Depreciation and amortization                       10,944           10,335            10,097
  Special charges                                          -              566             8,583
                                                  ----------       ----------        ----------

  Total costs and expenses                           185,973          180,139           189,237
                                                  ----------       ----------        ----------

Operating income (loss)                               10,074            7,921            (1,029)
(Gain) loss on disposal of assets                       (494)             125               (50)
Interest expense                                         344              349               250
                                                  ----------       ----------        ----------

Income (loss) before income taxes                     10,224            7,447            (1,229)
Income tax  expense (benefit)                          1,703          (23,815)                -
                                                  ----------       ----------        ----------
Net income (loss)                                  $   8,521       $   31,262        $  (1,229)
                                                  ==========       ==========        ==========

Restaurant units in operation:
   Beginning of year                                      98               99               103
   Opened                                                  3                1                 -
   Closed                                                 (5)              (2)               (4)
                                                  ----------       ----------        ----------
   End of year                                            96               98                99
                                                  ==========       ==========        ==========

Year over year comparable store sales change
   (for units open at year end and which
   operated the full year)                             1.30%            1.98%             2.98%
                                                  ==========       ==========        ==========

Average weekly sales per restaurant unit
   (for units open at year end and which
    operated the full year)                          $37,195          $36,701           $35,621
                                                  ==========       ==========        ==========

FIFTY-THREE WEEKS ENDED JANUARY 2, 2001 COMPARED TO FIFTY-TWO WEEKS ENDED DECEMBER 28, 1999

         RESULTS OF OPERATIONS. Sales for the fifty-three week fiscal year ended January 2, 2001 were $196.0 million or $3.7 million per week, an increase of $8.0 million from the fiscal year ended December 28, 1999 or $.1 million per week. Comparable store sales increased by $2.4 million or 1.3% in 2000 compared to 1999. Comparable store sales compares the 53 weeks of fiscal 2000 to the 52 weeks of fiscal 1999 plus the first week of fiscal 2000.

         Our net income was $8.5 million for fiscal 2000 comparing to a net income of $31.3 million for the prior year or $0.87 per share compared to $3.19 per share, respectively. The operating results for 1999 included special charges aggregating $.6 million. Before special charges, net income for fiscal 1999 was $31.8 million including a $2.9 million income tax benefit from the settlement of Internal Revenue Service litigation resulting from the purchase of the Company from K-Mart in 1986. In addition, we recorded an income tax benefit in the fourth quarter of 1999 of $20.8 million. This income tax benefit reflects recognition of a portion of the deferred tax asset associated with our net operating loss (NOL) carryforwards which aggregated $118.6 million at December 28, 1999. These NOLs are available to Furr's to offset future taxable income for the purpose of reducing our income tax payments. The benefit of this NOL could not be recognized until we determined that it is "more likely than not" we would realize the benefits through profitable operations. As a result of eight consecutive quarters of comparable store sales growth, positive results from our reimaging program and the settlement of the "Aull" pension litigation, we believed at December 28, 1999 it to be "more likely than not" we will recognize a portion of the benefit from the NOL carryforward.

         Our pretax income excluding these items in 1999 increased by 27.6% to $10.2 million in 2000 compared to $8.0 million for 1999.

         SALES. Restaurant sales in comparable units were 1.3% higher in fiscal 2000 than 1999 adjusted to 53 weeks. Sales in 2000 were higher than the prior year by $7.9 million or $.1 million on a weekly comparison. Revenues in fiscal year 2000 included $1.7 million of Dynamic Foods sales to third parties compared to $1.2 million in fiscal 1999, an increase of $10 thousand per week or 43%.

         COSTS OF SALES. Cost of sales was 29.3% of sales for fiscal year 2000 compared to 29.8% for fiscal year 1999, due to aggressive buying strategies and menu mix.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense was higher in the aggregate by $4.5 million in fiscal year 2000. Of the increase, $.9 million was due to new unit costs in excess of costs of units closed during the year and approximately $1.6 million was due to the 53rd week in fiscal 2000. SG&A expense includes increases of $1.5 million in labor and related expense, $613 thousand in utility expense and $437 thousand in repairs and maintenance expense and a decrease of $404 thousand in marketing expense.

         SPECIAL CHARGES. The operating results for fiscal 1999 include a special charge of $566 thousand for expenses related to the relocation of the corporate offices from Lubbock, Texas to Richardson, Texas.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $609 thousand higher than the prior year, due to the depreciation on capital expenditures in the prior and current year principally related to our remodeling program and three new units opened in fiscal 2000.

         INTEREST EXPENSE. Interest expense was $344 thousand, which was lower than the prior year by $5 thousand. As discussed in note 2 to the consolidated financial statements, in accordance with Statement of Financial Accounting Standards No. 15 "Troubled Debt Restructurings" (SFAS 15), certain debt was recorded at the sum of all future principal and interest payments and there is no recognition of interest expense thereon. Cash payments not recorded as expense in 2000 and 1999 amounted to $5.5 million each year.

         INCOME TAX BENEFIT. As discussed above and in note 6 to the consolidated financial statements, in fiscal 1999 we recorded a deferred tax asset of $20.8 million, and a reduction of a prior year income tax liability related to an Internal Revenue Service examination, which was settled in 1999, of $2.9 million. We have provided income tax expense of $1.7 million for fiscal year 2000. The effective income tax rate is lower than the Statutory Federal rate of 35% due to interest expense on the restructured debt, which is reported as additional debt rather than interest expense pursuant to SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings" in the accompanying consolidated statement of operations, but which is a deductible expense for Federal income tax purposes.

FIFTY-TWO WEEKS ENDED DECEMBER 28, 1999 COMPARED TO FIFTY-TWO WEEKS ENDED DECEMBER 29, 1998

         RESULTS OF OPERATIONS. Sales for the fifty-two week fiscal year ended December 28, 1999 were $188.1 million, a decrease of $.1 million from the fiscal year ended December 29, 1998. Comparable store sales increased by $3.4 million or 1.98% in 1999 compared to 1998.

         Our net income was $31.3 million for fiscal 1999 comparing to a net loss of $1.2 million for the prior year or net income of $3.19 per share compared to a net loss of $0.13 per share, respectively. The operating results for 1999 and 1998 included special charges aggregating $.6 million and $8.6 million, respectively. Before special charges, net income for fiscal 1999 was $31.8 million including a $2.9 million income tax benefit from the settlement of Internal Revenue Service litigation resulting from the purchase of the Company from K-Mart in 1986. In addition, a net operating loss ("NOL") carry-forward of approximately $119 million is available to Furr's to offset future taxable earnings for the purposes of reducing our income tax payments. However, the benefit of this NOL could not be recognized until we determined that it is "more likely than not" we would realize the benefits through profitable operations. As a result of eight consecutive quarters of comparable store sales growth, positive results from our reimaging program and the settlement of the "Aull" pension litigation, we believe it to be "more likely than not" we will recognize a benefit from the NOL. Accordingly, we recorded an income tax benefit in the fourth quarter of 1999 of $20.8 million.

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

         COSTS OF SALES. Cost of sales was 29.8% of sales for fiscal year 1999 compared to 29.7% for fiscal year 1998.

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

         SPECIAL CHARGES. The operating results for fiscal 1999 include a special charge of $566 thousand for expenses related to the relocation of the corporate offices from Lubbock, Texas to Richardson, Texas. The operating results for fiscal 1998 include special charges aggregating $8.6 million. Included in the total are charges of $6.2 million for the estimated costs of litigation settlements, $1.5 million for expenses related to closed stores and the write down of certain properties, $610 thousand related to a proxy contest for the election of the Board of Directors and $291 thousand for the write off of the deferred costs associated with outstanding warrants.

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

NEW ACCOUNTING PRONOUNCEMENTS

         The Company has assessed the reporting and disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities and will require the Company to recognize all derivatives on its balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in fair value of the hedged item through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company will adopt SFAS No. 133, as amended, in the first quarter of fiscal 2001. The Company is not currently party to any derivative contracts and does not anticipate that the adoption will have a material effect on the Company's results of operation or financial position.

LIQUIDITY AND CAPITAL RESOURCES

         During fiscal 2000, cash provided from our operating activities was $17.4 million compared to $16.2 million in 1999. Cash used for the payment of interest was approximately $5.8 million in 2000 and 1999. We made capital expenditures of $12.8 million during 2000 compared to $19.9 million during 1999. Cash, temporary investments and marketable securities were $5.7 million at January 2, 2001 compared to $5.2 million at December 28, 1999. The current ratio of the Company was .57:1 at January 2, 2001 compared to .47:1 at December 28, 1999. Our total assets at January 2, 2001 aggregated $89.4 million compared to $89.5 million at December 28, 1999.

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

         On April 10, 2001, we entered into a new $55 million Revolving Credit and Term Loan Agreement (Credit Agreement) with various banks and lenders. Concurrent with the execution of this new agreement we defeased and gave notice of redemption of our 12% Senior Secured Notes due December 31, 2001 and repaid in full the $2.6 million of 10.5% Notes due December 31, 2001. Accordingly, the balance of these notes, less the current portion of the new term loan, has been classified as long term at January 2, 2001. After the redemption of the 12% Notes and the 10.5% Notes, we had $44 million outstanding under the new Credit Agreement. The Credit Agreement contains covenants with regard to maintaining certain leverage ratios, achieving certain levels of EBITDA, operating cash flow and limits on capital expenditures. In addition there are certain restrictions on the payment of dividends and additional indebtedness. The Credit Agreement allows us to borrow at either a Federal Funds Rate plus an applicable margin or at a Eurocurrency Reserve Rate plus an applicable margin.

         The Credit Agreement provides that we can borrow up to $20 million on a revolving basis until April, 2006, of which $9 million was drawn at closing, with the remaining $11 million of available borrowings to be used for working capital and capital expenditures. The Credit Agreement contains a $30 million Term loan A and a $5 million Term loan B. The Term loan A and Term loan B provide for quarterly amortization through April, 2006 and April, 2007, respectively, with the remaining amounts outstanding then due. Our obligations under the Credit Agreement are secured by a security interest in and liens upon substantially all of our assets.

         As a result of defeasing the 12% Senior Secured Notes, we have been legally released as obligors and will report an extraordinary pre-tax gain of approximately $3.5 million in the second quarter of 2001.

         During the fiscal years ended January 2, 2001, December 28, 1999 and December 29, 1998, Furr's expended $12.8 million, $19.9 million and $7.7 million, respectively, principally to maintain and remodel existing cafeterias, upgrade its computer and information systems, construct four new units, relocate one unit and improve the facility operated by Dynamic Foods. The capital expenditures in 1998 and 1999 were primarily due to a significant reimaging program. In 2000, we spent $3.9 million to complete the reimage program (total of 43 restaurants reimaged) and $4.8 million to construct three new units and relocate one unit. The remaining units that were not selected for reimaging were determined to either not need updating or would not yield a sufficient return on the investment. With our reimaging program complete, we expect 2001 expenditures to be $3.2 million, principally for routine maintenance of our units, corporate facilities, and Dynamic Foods. Our capital expenditure program is necessary to enable us and our subsidiaries to increase our revenue and profitability.

         From time to time, we consider whether disposition of certain of our assets, including our food processing and distribution operations, real estate owned in fee simple and leasehold interests or potential acquisitions of assets would be beneficial or appropriate for our long-term goals and in order to increase stockholder value.

         In 1999 Furr's settled litigation and an IRS audit involving our pension plan. The cash impact of the settlement on Furr's includes payment in 2000 of $1.5 million of expenses for legal and professional fees, with the remainder of the settlement to be paid to the Plan in future years to fund increased benefit payments to former and current employees. The settlement did not require any funding payments to the Plan by Furr's in 2000 but is expected to require payments by Furr's to the Plan of approximately $2.2 million in 2001 and approximately $850 thousand in 2002, with additional funding payments required in subsequent years in amounts that are expected to decline over time, subject to the overall funding status of the Plan.

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

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's fiscal year is a 52-53 week year. Fiscal year 2000 included 53 weeks. Fiscal years 1999 and 1998 included 52 weeks.

Index to Consolidated Financial Statements and Financial Statement Schedule

                                                                               Page
                                                                                No.
                                                                               ----
Independent Auditors' Report                                                    F-1

Consolidated Balance Sheets--
January 2, 2001 and December 28, 1999                                           F-2

Consolidated Statements of Operations--
Years ended January 2, 2001, December 28, 1999 and December 29, 1998            F-4

Consolidated Statements of Changes in Stockholders' Deficit--
Years ended January 2, 2001, December 28, 1999 and December 29, 1998            F-5

Consolidated Statements of Cash Flows--
Years ended January 2, 2001, December 28, 1999 and December 29, 1998            F-6

Notes to Consolidated Financial Statements--
Years ended January 2, 2001, December 28, 1999 and December 29, 1998            F-8


Financial Statement Schedule--
     II Consolidated Valuation and Qualifying Accounts                           20
     Years ended January 2, 2001, December 28, 1999 and December 29, 1998

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Furr's Restaurant Group, Inc.:

We have audited the consolidated financial statements of Furr's Restaurant Group, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Furr's Restaurant Group, Inc. and subsidiaries as of January 2, 2001 and December 28, 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended January 2, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                    KPMG LLP



Dallas, Texas
February 23, 2001, except as
    to note 3, which is
    as of April 10, 2001

FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS JANUARY 2, 2001 AND DECEMBER 28, 1999
(DOLLARS IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)

                                                                              January 2,     December 28,
                                                                                    2001             1999
                                                                                    ----             ----
ASSETS

CURRENT ASSETS:
         Cash and cash equivalents                                             $   5,694        $   5,172
         Accounts and notes receivable (net of allowance for doubtful
             accounts of $89 and $14, respectively)                                1,260              958
         Inventories                                                               6,908            6,544
         Prepaid expenses and other                                                  887              861
                                                                                --------        ---------
               Total current assets                                               14,749           13,535
                                                                                --------        ---------

PROPERTY, PLANT AND EQUIPMENT:
         Land                                                                      6,994            7,322
         Buildings                                                                36,963           31,374
         Leasehold improvements                                                   32,918           28,427
         Equipment                                                                39,565           42,515
         Construction in progress                                                    288            4,024
                                                                                --------        ---------
                                                                                 116,728          113,662


         Less accumulated depreciation and amortization                          (61,852)         (59,076)
                                                                                --------        ---------

               Property, plant and equipment, net                                 54,876           54,586

DEFERRED TAX ASSET                                                                19,178           20,846
OTHER ASSETS                                                                         628              496
                                                                                --------        ---------

              TOTAL ASSETS                                                      $ 89,431         $ 89,463
                                                                                ========        =========


                                   (Continued)

FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS JANUARY 2, 2001 AND DECEMBER 28, 1999
(DOLLARS IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)

                                                                              January 2,      December 28,
                                                                                    2001              1999
                                                                                    ----              ----
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
         Current maturities of long-term debt                                 $  3,000          $  5,493
         Trade accounts payable                                                  6,051             5,306
         Other payables and accrued expenses                                    15,859            17,109
         Reserve for store closings, current                                       795               804
                                                                             ----------        ---------

                   Total current liabilities                                    25,705            28,712
                                                                             ----------        ---------


RESERVE FOR STORE CLOSINGS, NET OF CURRENT MATURITIES                            2,270             2,558

LONG-TERM DEBT, NET OF CURRENT MATURITIES                                       52,219            55,219

OTHER PAYABLES                                                                  10,197            10,217

EXCESS OF FUTURE LEASE PAYMENTS OVER FAIR VALUE,
         NET OF AMORTIZATION                                                     1,474             1,919

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
         Preferred Stock, $.01 par value; 5,000,000 shares authorized, none issued
         Common Stock, $.01 par value; 15,000,000 shares authorized,
                  9,757,918 issued and outstanding in 2000 and 1999                 98                98
         Additional paid-in capital                                             56,386            56,386
         Accumulated other comprehensive loss                                   (3,521)           (1,728)
         Accumulated deficit                                                   (55,397)          (63,918)
                                                                             ----------        ---------

                   Total stockholders' deficit                                  (2,434)           (9,162)
                                                                             ----------        ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                  $  89,431          $ 89,463
                                                                             ==========        =========

See accompanying notes to consolidated financial statements.

FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FISCAL YEARS ENDED JANUARY 2, 2001, DECEMBER 28, 1999 AND DECEMBER 29, 1998 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   YEAR ENDED
                                                           -----------------------------------------------------------
                                                           JANUARY 2, 2001     DECEMBER 28, 1999     DECEMBER 29, 1998
                                                           ---------------     -----------------     -----------------
Sales                                                          $196,047              $188,060              $188,208

Costs and expenses:
         Cost of sales (excluding depreciation)                  57,376                56,036                55,801
         Selling, general and administrative                    117,653               113,202               114,756
         Depreciation and amortization                           10,944                10,335                10,097
         Special charges                                              -                   566                 8,583
                                                            -----------            ----------           -----------

                                                                185,973               180,139               189,237
                                                            -----------            ----------           -----------

               Operating income (loss)                           10,074                 7,921                (1,029)
(Gain) loss on disposal of assets                                  (494)                  125                   (50)
Interest expense                                                    344                   349                   250
                                                            -----------            ----------           -----------

               Income (loss) before income taxes                 10,224                 7,447                (1,229)

Income tax expense (benefit)                                      1,703               (23,815)                    -
                                                            -----------            ----------           -----------

               Net income (loss)                            $     8,521            $   31,262           $    (1,229)
                                                            ===========            ==========           ===========

Income (loss) per common share:
        Basic:
               Net income (loss)                            $      0.87            $     3.20           $     (0.13)
                                                            ===========            ==========           ===========

               Weighted average shares                        9,757,918             9,757,123             9,735,805
                                                            ===========            ==========           ===========
        Diluted:
               Net income (loss)                            $      0.87            $     3.19           $     (0.13)
                                                            ===========            ==========           ===========

               Weighted average shares                        9,758,137             9,800,549             9,735,805
                                                            ===========            ==========           ===========

See accompanying notes to consolidated financial statements.

FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FISCAL YEARS ENDED JANUARY 2, 2001, DECEMBER 28, 1999 AND DECEMBER 29, 1998 (DOLLARS IN THOUSANDS)

                                                                            Accumulated
                                                               Additional       Other
                                       Preferred    Common      Paid-In     Comprehensive      Accumulated
                                         Stock       Stock      Capital     Income (Loss)        Deficit        Total
                                         -----       -----      -------     -------------        -------        -----
BALANCE, DECEMBER 30, 1997              $          $   487      $  55,870    $   (2,504)        $(93,951)     $ (40,098)

Warrants exercised                                                     68                                            68

Comprehensive loss
  Net loss                                                                                        (1,229)        (1,229)
  Pension liability adjustment                                                     (353)                           (353)
                                                                                                              ---------

  Total comprehensive loss                                                                                       (1,582)
                                        --------  ---------    ----------     ----------       ----------     ---------
BALANCE, DECEMBER 29, 1998                              487        55,938        (2,857)         (95,180)       (41,612)

Warrants exercised                                        1            58                                            59

Comprehensive income
  Net income                                                                                      31,262         31,262
  Pension liability adjustment                                                    1,129                           1,129
                                                                                                              ---------
  Total comprehensive income                                                                                     32,391
                                        --------  ---------    ----------     ----------       ----------     ---------
BALANCE, DECEMBER 28, 1999                              488        55,996        (1,728)         (63,918)        (9,162)

Comprehensive income
  Net income                                                                                       8,521          8,521
  Pension liability adjustment                                                   (1,793)                         (1,793)
                                                                                                              ---------
  Total comprehensive income
                                                                                                                  6,728
                                        --------  ---------    ----------     ----------       ----------     ---------
BALANCE, JANUARY 2, 2001                $         $     488    $   55,996     $  (3,521)       $ (55,397)     $  (2,434)
                                        ========  =========    ==========     ==========       ==========     =========

See accompanying notes to consolidated financial statements.

FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED JANUARY 2, 2001, DECEMBER 28, 1999 AND DECEMBER 29, 1998 (DOLLARS IN THOUSANDS)

                                                           JANUARY 2, 2001       DECEMBER 29, 1999       DECEMBER 29, 1998
                                                           ---------------       -----------------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                      $         8,521        $         31,262        $         (1,229)
    Adjustments to reconcile net income to net
         cash provided by operating activities:
              Depreciation and amortization                         10,944                  10,335                  10,097
              Deferred income tax expense (benefit)                  1,668                 (20,846)                      -
              Loss (gain) on sale of property,
                 plant and equipment and other assets                 (494)                    125                     (50)
              Special charges                                            -                       -                   7,867
              Deferred credits                                           -                       -                     (48)

    Changes in operating assets and liabilities:
         Accounts and notes receivable                                (302)                   (243)                    167
         Inventories                                                  (364)                    470                    (976)
         Prepaid expenses and other                                    (26)                   (420)                    681
         Trade accounts payable                                        745                   1,316                    (297)
         Other payables and accrued expenses                        (1,250)                   (194)                  2,177
         Reserve for store closings                                   (297)                 (1,234)                 (1,086)
         Other liabilities                                          (1,813)                 (4,351)                  1,545
                                                             -------------           -------------         ---------------

         Net cash provided by operating
            activities                                              17,332                  16,220                  18,848
                                                             -------------            ------------         ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                      (12,793)                (19,850)                 (7,718)
   Proceeds from the sale of property, plant and
            equipment and other assets                               1,476                   2,776                   1,205
   Other, net                                                            -                    (111)                     16
                                                             -------------            ------------         ---------------
        Net cash used in investing
           activities                                              (11,317)                (17,185)                 (6,497)
                                                             -------------            ------------         ---------------


                                   (Continued)

FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED JANUARY 2, 2001, DECEMBER 28, 1999 AND DECEMBER 29, 1998 (DOLLARS IN THOUSANDS)

                                                     JANUARY 2, 2001          DECEMBER 28, 1999         DECEMBER 29, 1998
                                                     ---------------          -----------------         -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Payment of indebtedness                       $         (5,493)         $         (5,493)          $       (5,493)
      Other, net                                                   -                        59                      197
                                                    ----------------          ----------------           --------------

             Net cash used in financing activities            (5,493)                   (5,434)                  (5,296)
                                                    ----------------          ----------------           --------------

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                             522                    (6,399)                   7,055

CASH AND CASH EQUIVALENTS
      AT BEGINNING OF YEAR                                     5,172                    11,571                    4,516
                                                    ----------------          ----------------           --------------

CASH AND CASH EQUIVALENTS
      AT END OF YEAR                                $          5,694          $          5,172           $       11,571
                                                    ================          ================           ==============

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
  Interest paid, including $5,493
      of interest classified as payment of
      indebtedness during the fiscal years
      ended January 2, 2001, December 28, 1999
      and December 29, 1998 respectively            $          5,837          $          5,842           $        5,736
                                                    ================          ================           ==============

      Pension liability adjustment                  $         (1,793)         $          1,129           $         (353)
                                                    ================          ================           ==============
      Non-cash investing activity:
             Note receivable for sale of asset      $              -          $            125           $            -
                                                    ================          ================           ==============

See accompanying notes to consolidated financial statements.

FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JANUARY 2, 2001, DECEMBER 28, 1999 AND DECEMBER 29, 1998 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - Furr's Restaurant Group, Inc. (the "Company"), a Delaware corporation, operates cafeterias and buffets through its subsidiary Cafeteria Operators, L.P., a Delaware limited partnership (together with its subsidiaries, the "Partnership"). The financial statements presented herein are the consolidated financial statements of Furr's Restaurant Group, Inc. and its majority owned subsidiaries. All material intercompany transactions and account balances have been eliminated in consolidation.

The financial statements reflect the results of a series of transactions relating to the financial restructuring of the Company on January 2, 1996, as described in Note 2.

FISCAL YEAR - The Company operates on a 52-53 week fiscal year ending on the Tuesday nearest December 31. Fiscal year 2000 represents a 53-week year; fiscal years 1999 and 1998 represent a 52-week year.

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

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment is generally recorded at cost, while certain assets considered to be impaired are recorded at estimated fair value. All property, plant and equipment is depreciated at annual rates based upon the estimated useful lives of the assets using the straight-line method. Restaurant equipment is generally depreciated over a period of 5 years, while the estimated useful life of manufacturing equipment is considered to be 5 to 10 years. Buildings are depreciated over a 30 year useful life, while improvements to owned buildings have estimated useful lives of 3 to 5 years. Provisions for amortization of leasehold improvements are made at annual rates based upon the estimated useful lives of the assets or terms of the leases, whichever is shorter.

VALUATION OF LONG-LIVED ASSETS - Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company groups and evaluates its assets for impairment at the individual restaurant level. The Company considers a restaurant's assets to be impaired if a forecast of undiscounted future cash flows directly related to the assets, including disposal value, if any, is less than the carrying amount. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Charges of $440 for year end January 2, 2001, $392 for the year ended December 28, 1999 and $419 for the year ended December 29, 1998 were recorded to recognize the write-down of certain property, plant and equipment to estimated fair value, based on expected future cash flows.

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

ADVERTISING COSTS - Advertising costs are expensed as incurred. Total advertising expense was $3,860, $4,257 and $3,777 for the years ended January 2, 2001, December 28, 1999 and December 29, 1998, respectively.

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

INCOME PER SHARE - Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the year. Diluted earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding plus the number of additional shares that would have been outstanding if potentially dilutive securities had been issued. The following table reconciles the denominators of basic and diluted earnings per share for the fiscal years ended January 2, 2001, December 28, 1999 and December 29, 1998.

                                               JANUARY 2, 2001         DECEMBER 28, 1999          DECEMBER 29, 1998
                                               ---------------         -----------------          -----------------
Weighted average common
      shares outstanding                             9,757,918                 9,757,123                  9,735,805
Options                                                    219                    43,426                          -
                                                --------------             -------------             --------------

Total shares                                         9,758,137                 9,800,549                  9,735,805
                                                ==============             =============             ==============

For fiscal years 2000, 1999 and 1998, outstanding options totaling 696,000, 382,415 and 515,665, respectively, and outstanding warrants totaling 0, 512,246 and 523,382, respectively, were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common shares and therefore, the effect would be anti-dilutive.

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods and actual results may differ from such estimates.

RECLASSIFICATION - Certain amounts in the prior year financial statements have been reclassified to conform with current year classification.

2.   OTHER PAYABLES AND ACCRUED EXPENSES

Included in other payables and accrued expenses are the following:

                                                 JANUARY 2, 2001      DECEMBER 28, 1999
                                                 ---------------      -----------------
     Taxes other than income taxes                   $ 3,545                $ 3,556
     Salaries, wages and commissions                   4,951                  4,472
     Insurance                                         1,863                  3,777
     Accrued pension plan costs                        2,159                    207
     Legal and accounting expenses                       192                  1,535
     Rent                                                693                    988
     Gift certificates outstanding                     1,025                  1,077
     Utilities                                           536                    870
     Other payables and accrued expenses                 895                    627
                                                   ---------               --------

                                                     $15,859               $ 17,109
                                                   =========               ========

3.   LONG-TERM DEBT

Effective January 2, 1996, as part of a series of financial restructuring transactions, the Partnership issued $41,700 of 12% Senior Secured Notes, due December 31, 2001 (the "12% Notes"), to replace $40,000 of 11% Senior Secured Notes, due June 30, 1998 (the "11% Notes") and the interest accrued thereon and to satisfy a $5,408 judgment and the interest accrued thereon. In January 1996, the Partnership also issued $4,073 of 12% Notes as payment in kind for all interest accrued as of January 23, 1996. All of the assets of the Partnership are pledged as collateral security on behalf of the holders of the 12% Notes. The Partnership also issued limited partner interests equal to 95% of the outstanding partnership interests in exchange for and in full satisfaction of the remaining $152,854 of 11% Notes then outstanding, together with all interest accrued thereon.

         Payments of interest on the 12% Notes are due each March 31 and September 30. However, for financial accounting reporting purposes, no interest expense has been recorded under Statement of Financial Accounting Standards No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings" ("SFAS 15"), as all of the interest through maturity has been recorded as a liability.

In 1997, the Partnership recorded $2,551 of 10.5% Notes, due December 31, 2001. Payments of interest on these notes are due each June 30 and December 31.

Long-term debt consists of the following:

                                                                       Stated
                                                                       Maturity         January 2,       December 28,
                                                                       Date               2001                1999
                                                                                      -------------     --------------
         12% Notes, including interest accrued through
              maturity of $6,896 and $12,389, respectively            December 2001    $   52,668            $  58,161
         10.5% Notes                                                  December 2001         2,551                2,551
                                                                                       ----------            ---------
                                                                                           55,219               60,712

         Current maturities of long-term debt                                             ( 3,000)              (5,493)
                                                                                       ----------            ---------
         Long-term debt, net of current maturities                                     $   52,219            $  55,219
                                                                                       ==========            =========

On April 10, 2001, the Company entered into a new $55 million Revolving Credit and Term Loan Agreement (Credit Agreement) with various banks and lenders. Concurrent with the execution of this new agreement the Company defeased and gave notice of redemption of it's 12% Senior Secured Notes due December 31, 2001 and repaid in full the $2.6 million of 10.5% Notes due December 31, 2001. Accordingly, the balance of these notes, less the current portion of the new term loan, has been classified as long term at January 2, 2001. After the redemption of the 12% Notes and the 10.5% Notes, the Company had $44 million outstanding under the new Credit Agreement. The Credit Agreement contains covenants with regard to maintaining certain leverage ratios, achieving certain levels of EBITDA, operating cash flow and limits on capital expenditures. In addition there are certain restrictions on the payment of dividends and additional indebtedness. The Credit Agreement allows the Company to borrow at either a Federal Funds Rate plus an applicable margin or at a Eurocurrency Reserve Rate plus an applicable margin.

The Credit Agreement provides that the Company can borrow up to $20 million on a revolving basis until April, 2006, of which $9 million was drawn at closing, with the remaining $11 million of available borrowings to be used for working capital and capital expenditures. The Credit Agreement contains a $30 million Term loan A and a $5 million Term loan B. The Term loan A and Term loan B provide for quarterly amortization through April, 2006 and April, 2007, respectively, with the remaining amounts outstanding then due. The Company's obligations under the Credit Agreement are secured by a security interest in and liens upon substantially all of the Company.

As a result of defeasing the 12% Senior Secured Notes, the Company has been legally released as obligors and will report an extraordinary pre-tax gain of approximately $3.5 million in the second quarter of 2001.

Following are the maturities of the $30,000 Term loan A and $5,000 Term loan B for each of the next 5 years:

                         2001                    $3,000
                         2002                     5,100
                         2003                     5,100
                         2004                     5,600
                         2005                     6,600
                                             ----------
                                                $25,400
                                             ==========

4.   STOCKHOLDERS' EQUITY

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

Pursuant to the provisions of the 1995 Option Plan adjusted for the reverse stock splits, on November 22, 1996, May 30, 1997 and May 28, 1998, options to purchase 1,333 shares of Common Stock were issued to each non-employee director of the Company and on June 18, 1998, options to purchase 20,000 shares of Common Stock were issued to each non-employee director of the Company. On September 27, 1998, options to purchase 150,000 shares of Common Stock were issued to Phillip Ratner, President and Chief Executive Officer of the Company. On December 8, 1998, options to purchase 211,000 shares of Common Stock were issued to 139 employees. On February 23, 1999, options to purchase 40,000 shares of Common Stock were issued to newly appointed non-employee directors of the Company. On March 15, 1999, options to purchase 5,000 shares of Common Stock were issued to 4 employees. On June 18, 1999, options to purchase 13,000 shares of Common Stock were issued to 12 employees. On July 28, 1999 options to purchase 50,000 shares of Common Stock were issued to Paul G. Hargett, Executive Vice President and Chief Financial Officer of the Company. On December 24, 1999, options to purchase 52,000 shares of Common Stock were issued to 146 employees. On January 27, 2000, options to purchase 50,000 shares of Common Stock were issued to Phillip Ratner and options to purchase 5,000 shares of Common Stock were issued to employees. In May 2000, options to purchase 155,000 shares of Common Stock were issued to non-employee directors of the Company and options to purchase 8,000 shares of Common Stock were issued to employees. In June 2000, options to purchase 51,000 shares of Common Stock were issued to employees.

Following is a summary of activity in the 1995 Option Plan for the three years ended January 2, 2001:

                                          Weighted Average
                                          Exercise Price Per         Options           Options
                                     Share-Option Outstanding       Outstanding      Exercisable
                                     ------------------------       -----------      -----------
Balance at December 30, 1997                  $      5.11                10,666            1,777
     Granted                                         4.79               610,332                -
     Became exercisable                                 -                     -            3,555
     Canceled or expired                             6.69              (105,333)          (2,666)
                                              -----------             ---------        ---------

Balance at December 29, 1998                         5.02               515,665            2,666
     Granted                                         3.87               160,000                -
     Became exercisable                                 -                     -          162,555
     Canceled or expired                             8.86               (29,000)               -
                                              -----------           -----------        ---------

Balance at December 28, 1999                         4.70               646,665          165,221
     Granted                                         3.67               269,000                -
     Became exercisable                                                      -           215,333
     Canceled or expired                             4.60              (192,665)         (81,948)
                                              -----------           -----------        ---------

Balance at January 2, 2001                    $      4.30               723,000          298,606
                                              ===========           ===========        =========

Exercise prices for options outstanding as of January 2, 2001, ranged from $3.00 to $5.94 per share and the weighted average remaining life of the stock options was 9 years. The options exercisable as of January 2, 2001 have a weighted average exercise price of $4.70 per share.

The Company has elected to follow APB 25, "Accounting for Stock Issued to Employees." Since options are granted to employees at the market price on the date of grant, no compensation expense is recognized. However, SFAS No. 123 requires presentation of pro forma net income and earnings per share as if the Company had accounted for stock options granted to employees under the fair value method of that statement. Had the Company determined compensation cost based on the fair value at the grant date for its stock options issued in 2000 and 1999 under SFAS No. 123, the Company's net profit (loss) would have been changed to the pro forma amounts indicated below:

                                                         January 2, 2000     December 28, 1999        December 29, 1998
                                                         ---------------     -----------------        ------------------
                                                             As     Pro           As     Pro             As        Pro
                                                         reported  forma      reported  forma         reported     forma
                                                         --------  -----      --------  -----         --------     -----
Net income (loss)                                       $  8,521  $  8,010   $  31,262  $30,403       $  (1,229)  $ (1,460)
Net income (loss) per basic common share                $   0.87  $   0.82   $    3.20  $  3.12       $   (0.13)  $ ( 0.15)
Net income (loss) per diluted common share              $   0.87  $   0.82   $    3.19  $  3.10       $   (0.13)  $  (0.15)

The weighted average fair value of the individual options granted during 2000, 1999 and 1998 is estimated at approximately $2.74, $4.03 and $2.60, respectively, per share on the date of grant.

The fair values of options issued during 2000, 1999 and 1998 were determined using a Black-Scholes option pricing model with the following assumptions applicable for the date of grant:

                                      2000                   1999                  1998
                                      ----                   ----                  ----
Dividend yield                          -                       -                     -
Volatility                      70% to 73%            97% to 139%          105% to 127%
Risk-free interest rate              4.75%         4.75% to 6.08%        4.65% to 5.61%
Expected life                      3 years                3 years               3 years

5.   INCOME TAXES

Following is a summary of income tax expense (benefit) for the fiscal years ended January 2, 2001, December 28, 1999 and December 29, 1998:

                                                           January 2,          December 28,           December 29,
                                                             2001                 1999                    1998
                                                        ----------------     ----------------        --------------
Current                                                 $             35     $        (2,969)        $            -
Deferred                                                           1,668              20,846                      -
                                                        ----------------     ----------------        --------------
                                                        $          1,703     $        23,815         $            -
                                                        ================     ================        ==============

Following is a reconciliation of the expected income tax expense (benefit) at the statutory tax rate of 35% to the actual income tax expense (benefit) for the fiscal years ended January 2,2001, December 28, 1999 and December 29, 1998:

                                                          January 2,            December 28,         December 29,
                                                            2001                   1999                  1998
                                                       ----------------       ----------------      --------------
Expected income tax expense (benefit) at the               $      3,578           $      2,606        $       (430)
statutory tax rate

Reduction in prior year's income tax liability(A)                                       (2,969)

Interest expense recorded as debt reduction per
     SFAS 15                                                     (1,922)                (1,922)             (1,922)
Increase (decrease) in valuation allowance                            -                (21,546)              2,344
Other                                                                47                     16                   8
                                                       ----------------       ----------------      --------------

Actual income tax expense (benefit)                    $          1,703        $       (23,815)     $            -
                                                       ================       ================      ==============

(A) During fiscal 1999, the company settled a prior year Internal Revenue Service examination and reversed an income tax liability of $2.9 million which had been previously recorded for issues related to the examination.

Following is a summary of the types and amounts of existing temporary differences and net operating loss carry forwards at the statutory tax rate of 35%, and tax credits:

                                                                            JANUARY 2, 2001                DECEMBER 28, 1999
                                                                             DEFERRED TAX                    DEFERRED TAX
                                                                             ------------                    ------------
                                                                       ASSETS        LIABILITIES      ASSETS         LIABILITIES
                                                                      -------        -----------     --------        -----------
Net operating loss carryforward                                       $40,827                        $ 41,528
Tax credit carryforwards                                                1,316                           1,377
Reserve for store closing for
         financial statement purposes
         and not for tax purposes                                       1,073                           1,177
Other reserves                                                          1,259                           1,944
Excess of future lease payments over fair
         values, net of amortization                                      193                             381
Property, plant and equipment, net                                      6,986                           6,712
Other temporary differences                                             2,711                  -        2,914
                                                                    ---------      -------------     --------       -------------
-

Deferred tax assets and liabilities                                    54,365                  -       56,033                   -
                                                                                   =============                    =============

Valuation allowance                                                   (35,187)                        (35,187)
                                                                    ---------                        --------

Deferred tax asset, net                                               $19,178                        $ 20,846
                                                                    =========                        ========

Gross deferred tax assets and the valuation allowance at December 28, 1999 have been adjusted by $2,838 from amounts previously reported based on review of tax attributes at that date. There is no effect on the balance of the deferred tax asset, net.

As of January 2, 2001, the Company had consolidated net operating loss carryforwards (NOLs) of approximately $116,647 for income tax reporting purposes that expire from 2002 through 2019. Prior to fiscal 1999, the income tax benefit associated with the NOLs had not been recognized since, in the opinion of management, there was not sufficient positive evidence of future taxable income to justify recognition of a benefit. During 1999, management again evaluated all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets was still needed and concluded the Company more likely than not will realize a partial benefit from the loss carryforwards. Accordingly, the Company recorded a deferred tax asset of $20,846 in fiscal 1999, which recognized the benefit of $59,560 of the NOLs. Approximately $3,700 and $11,400 of the operating loss carryforwards for income tax reporting purposes, which are subject to limited use, relate to the subsidiary operations of Cavalcade Holdings, Inc. ("Holdings") and its subsidiary, Cavalcade Foods, Inc. ("Foods"), respectively, for periods prior to their inclusion in this Company-affiliated group.

Current tax laws and regulations relating to specified changes in ownership limit the availability of the Company's utilization of Holdings' and Foods' net operating loss and tax credit carryforwards (collectively, tax attributes). A change in ownership of greater than 50% of a corporation within a three-year period causes such annual limitations to be placed into effect. Such a change in ownership is deemed to have occurred in connection with an ownership change in 1993. This ownership change limits the utilization of the Company-affiliated group tax attributes incurred during the period March 28, 1991 through June 24, 1993 to approximately $1,200 annually. Additionally, a second change of ownership is deemed to have occurred on March 28, 1996, when the holders of 95% of the limited partner interest of the Partnership exchanged such interest for 95% of the outstanding Common Stock of the Company in connection with the financial restructuring of the Company. As a result, net operating losses of $53,000 incurred during the period June 25, 1993 through March 28, 1996 will be limited to approximately $4,900 annually. As of January 1, 2001, the Company-affiliated group tax attributes not subject to limitation are approximately $49,641.

As of January 1, 2001, the Company has general business credit carryforwards of approximately $1,316, which have expiration dates through 2010. Approximately $74 of the general business credit carryforwards relate to Foods for periods prior to its inclusion in the Company-affiliated group. These credits are subject to limited use.

While the restructuring transactions completed in 1996 were intended to result in no income tax expense to the Company, the transactions result in a substantial restriction on the ability of the Company to utilize certain net operating loss carryforwards. In addition, no assurance can be given that the Internal Revenue Service will not successfully assert that the restructuring transactions result in a substantial reduction of certain tax attributes (such as the net operating losses and tax basis of property) of the Company and the Partnership.

6.   EMPLOYEE BENEFIT PLANS

The Company has a noncontributory defined benefit pension plan for which benefit accruals were frozen effective June 30, 1989. The funding policy is to make the minimum annual contribution required by applicable regulations.

The Company is subject to the additional minimum liability requirements of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" ("SFAS 87"). SFAS 87 requires the recognition of an additional pension liability in the amount of the Partnership's unfunded accumulated benefit obligation in excess of accrued pension cost with an equal amount to be recognized as either an intangible asset or a reduction of equity. Based upon plan actuarial and asset information as of January 2, 2001, December 28, 1999 and December 29, 1998, the Company recorded an increase of $1,793, in 2000 a decrease of $1,129 in 1999 and an increase of $353 in 1998 to the noncurrent pension liability with corresponding charges or credits to other comprehensive income (loss).

The funded status of the plan amounts recognized in the balance sheets and major assumptions used to determine these amounts are as follows:

                                                                                         YEARS ENDED
                                                                   ----------------------------------------------------
                                                                      January 2,        December 28,      December 29,
                                                                         2001              1999               1998
                                                                   ----------------   ---------------   ---------------
Accumulated benefit obligation at end of year                      $         13,692   $        16,218   $        18,207
                                                                   ================   ===============   ===============

Change in benefit obligation
         Benefit obligation at beginning of year                   $         16,218   $        18,207   $        12,603
         Service cost                                                             -                 -                 -
         Interest cost                                                        1,030             1,066               832
         Actuarial (gain) loss                                                    5            (2,099)            1,027
         Benefits paid                                                       (3,561)           (1,031)           (1,170)
         Cost of IRS and litigation settlements                                   -                75             4,915
                                                                   ----------------   ---------------   ---------------

         Benefit obligation at end of year                                   13,692            16,218            18,207
                                                                   ----------------   ---------------   ---------------

Change in plan assets
         Fair value of plan assets at beginning of year                      11,800            12,795            11,808
         Actual return on plan assets                                          (975)              (39)            1,407
         Employer contribution                                                    -                 -                50
         Kmart contribution to IRS and
            litigation settlement                                                 -                75               700
         Benefits paid                                                       (3,561)           (1,031)           (1,170)
                                                                   ----------------   ---------------   ---------------

         Fair value of plan assets at end of year                             7,264            11,800            12,795
                                                                   ----------------   ---------------   ---------------

Funded status                                                                (6,428)           (4,418)           (5,412)

Unrecognized net loss from past experience different
     from that assumed and effects of changes in
     assumptions                                                              3,521             1,728             2,878

Unrecognized prior service cost                                                   -                 -                 -
                                                                   ----------------   ---------------   ---------------

Net amount recognized                                              $         (2,907)  $        (2,690)  $        (2,534)
                                                                   ================   ===============   ===============

Amounts recognized in the consolidated balance sheet consist of:

         Accrued benefit cost                                      $         (6,428)  $        (4,418)  $        (5,412)

         Accumulated other comprehensive loss                                 3,521             1,728             2,878
                                                                   ----------------   ---------------   ---------------

         Net amount recognized                                     $         (2,907)  $        (2,690)  $        (2,534)
                                                                   ================   ===============   ===============

Major assumptions:

Discount rate                                                                 7.00%             7.25%             6.50%
Expected long-term rate of return on plan assets                              9.00%             9.00%             9.00%

The components of net periodic pension cost for the years ended January 2, 2001, December 28, 1999 and December 29, 1998 are as follows:

                                                                            2000             1999              1998
                                                                            ----             ----              ----
     Service cost - benefits earned during the period                  $       -        $       -          $      -
     Interest cost on projected benefit obligation                         1,030            1,066               832
     Expected return on plan assets                                         (826)          (1,035)             (886)
     Amortization of prior service cost                                        -                -                 -
     Amortization of transition asset                                          -                -                 -
     Recognized actuarial loss                                                13              125               150
                                                                       ---------        ---------         ---------

     Net periodic pension cost                                               217              156                96
     Cost of IRS and litigation settlements
              (net of Kmart contribution)                                      -                -             4,215
                                                                       ---------        ---------         ---------

     Total pension cost                                                $     217        $     156         $   4,311
                                                                       =========        ==========        =========

The Company also has a voluntary savings plan (the "401(k) plan") covering all eligible employees of the Company and its subsidiaries through which it may contribute discretionary amounts as approved by the Board of Directors. Administrative expenses paid by the Company for the years ended January 2, 2001, December 28, 1999 and December 29, 1998 amounted to $10, $19 and $8, respectively.

7.   COMMITMENTS AND CONTINGENCIES

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

The total minimum annual rental commitment and future minimum sublease rental income under noncancelable operating leases are as follows as of January 2, 2001:

                                                                           Minimum                  Sublease
                                                                             Rent                    Income
                                                                         ------------              -----------
                             2001                                        $     11,035             $        960
                             2002                                              10,577                      905
                             2003                                               8,106                      591
                             2004                                               7,660                      637
                             2005                                               7,272                      637
                         For the remaining terms of the leases                 19,180                    1,482

Total rental expense included in the statements of operations is $10,135, $10,881 and $10,659, which includes $628, $980 and $1,075 of additional rent based on net sales, for the years ended January 2, 2001, December 28, 1999 and December 29, 1998, respectively.

In 1998 the Company, the Cavalcade Pension Plan, the members of the Cavalcade Pension Plan Committee, Kmart Corporation and its pension plan agreed to settle litigation relating to claimed benefits under the Cavalcade Pension Plan (the "Settlement"). In December 1999 the Settlement was approved by the court as "fair" to all members of the plaintiff class after notice to all purported class members, and the litigation was dismissed with prejudice. As a result of the settlement of the litigation and the concurrent resolution of an IRS audit of the Plan that focused on substantially identical issues, the Company recognized a special charge of $5,786 in the fourth quarter of 1998, of which approximately $2,200 related to resolution of the IRS audit.

The cash impact of the settlement on the Company included payment in 2000 of approximately $1,500 of expenses for legal and professional fees, with the remainder of the settlement to be paid to the Plan in future years to fund increased benefit payments to former and current employees. The settlement did not require any funding payments to the Plan by the Company in 2000 but is expected to require payments by the Company to the Plan of approximately $2,159 in 2001 and approximately $850 in 2002, with additional funding payments required in subsequent years in amounts that are expected to decline over time, subject to the overall funding status of the Plan. Kmart Corporation's pension plan has transferred $700 to the Cavalcade Pension Plan to fund a portion of the additional benefits required by the settlement. Management does not believe that payment of these amounts in 2000 and subsequent years will have a material adverse effect on the Company's planned operations.

8.   QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                                          Fourteen
                                                                  Thirteen Weeks Ended                   Weeks Ended
                                                     ------------------------------------------------    -----------
                                                      March  28          June 27       September 28       January 2
                                                     ----------          -------       ------------      -----------
Year ended January 2, 2001:
         Sales                                         $47,764           $48,188            $49,597         $50,498
         Gross profit (1)                               33,728            33,999             34,953          35,991
         Net income                                      2,096             2,428              1,722           2,275
         Net income per common share                      0.21              0.25               0.18            0.23

                                                                           Thirteen Weeks Ended
                                                       ------------------------------------------------------------
                                                       March 30          June 29       September 28     December 28
                                                       --------          -------       ------------     -----------
Year ended December 28, 1999:
         Sales                                         $46,003           $47,196            $47,788         $47,073
         Gross profit (1)                               32,344            33,243             33,236          33,201
         Net income (2)                                  1,306             1,231              2,339          26,386
         Net income per common share                      0.13              0.13               0.24            2.70

         (1) Gross profit is computed using cost of sales including depreciation expense.
         (2)  See Note 13 Special Charges

9.   OTHER RELATED PARTY TRANSACTIONS

In settlement of the Company's indemnification obligations to the persons listed below (the "Affiliated Indemnitees") with respect to the Affiliated Indemnitees' litigation expenses arising from the Company's restructuring transaction completed in 1995, the Company entered into release agreements with, and made the additional payments noted below to, each of the Affiliated Indemnitees. The Company (i) delivered to Teachers Insurance and Annuity Association of America as payee a promissory note dated January 14, 1998 in the principal sum of $756, (ii) delivered to The Northwestern Mutual Life Insurance Company as payee a promissory note dated February 24, 1998 in the principal sum of $488 and made a cash payment to The Northwestern Mutual Life Insurance Company of $6, (iii) delivered to John Hancock Mutual Life Insurance Company as payee a promissory note dated March 4, 1998 in the principal sum of $476, (iv) made a cash payment to the Mutual Life Insurance Company of New York of $218, (v) made a cash payment to Principal Mutual Life Insurance Company of $175 and (vi) delivered to the Equitable Life Assurance Society of the United States ("Equitable") as payee a promissory note dated March 23, 1998 in the principal sum of $830. Each of the promissory notes is due on December 31, 2001 and bears interest at the rate of 10.5% per annum. Except for Equitable, each of the Affiliated Indemnitees owned more than five percent of the Common Stock at the time the agreements were signed. Equitable is an affiliate of EQ Asset Trust 1993, a business trust that owns more than five percent of the outstanding Common Stock.

10.   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

At January 2, 2001 and December 28, 1999, the carrying amount and the fair value of the Company's financial instruments, as determined under SFAS 107, were as follows:

                                                                           January 2,                 December 28,
                                                                              2001                        1999
                                                                        ----------------            ---------------
Long-term debt, including current portion
and interest accrued through maturity:
         Carrying amount                                                         $55,219                    $60,712
         Estimated fair value                                                     48,324                     48,324

The Company's long-term debt is held by a limited number of holders and is not actively traded, and as a result, market quotes are not readily available. The fair value of the long-term debt at January 2, 2001 and December 28, 1999 is based upon the face amount of the debt, as management believes that this is most indicative of the fair value. The carrying values of accounts receivable and accounts payable approximate fair value due to the short maturity of these financial instruments.

11.          SUBSEQUENT EVENTS

On April 10, 2001, the Company entered into a new $55 million Revolving Credit and Term Loan Agreement with various banks and lenders. Concurrent with the execution of these new agreements the company defeased and gave notice of its 12% Senior Secured Notes due December 31, 2001 and repaid in full the $2.6 million of 10.5% Notes due December 31, 2001. Accordingly, the balance of these notes, less the current portion of the new term loan, have been classified as long term at January 2, 2001. After the redemption of the 12% Notes and the 10.5% Notes the Company had $44 million outstanding under the new credit agreements. The credit agreement contains covenants with regard to maintaining certain leverage ratios, achieving certain levels of EBITDA, operating cash flow and limits on capital expenditures. In addition there are certain restrictions on the payment of dividends and additional indebtedness. The agreement allows the company to borrow at either Federal Funds Rate plus an applicable margin or at a Eurocurrency Reserve Rate plus an applicable margin.

The credit agreement provides that the Company can borrow up to $20 million on a revolving basis until April, 2006, of which $9 million was drawn at closing, with the remaining $11 million of available borrowings to be used for working capital and capital expenditures. The Term loan agreement contains a $30 million Term loan A and a $5 million Term loan B. The Term loan A provides for quarterly amortization thru April, 2006 and the Term loan B provides for no amortization until April, 2007 when the full amount is due. The Company's obligations under the credit agreement are secured by a security interest in and liens upon substantially all of the Company.

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

Following is a summary of segment information of the Company for the fiscal years ended January 2, 2001, December 28, 1999 and December 29, 1998:

                                                    CAFETERIAS       DYNAMIC FOODS         TOTAL
                                                    ----------       -------------         -----
2000:
         External revenues                           $194,314             $1,733          $196,047
         Intersegment revenues                              -             62,459            62,459
         Depreciation and amortization                  9,892              1,052            10,944
         Segment profit                                 9,516              1,052            10,568
         Segment assets                                76,908             12,523            89,431
         Expenditures for segment assets               12,156                531            12,687

1999:
         External revenues                           $186,866           $  1,194          $188,060
         Intersegment revenues                              -             59,731            59,731
         Depreciation and amortization                  9,360                975            10,335
         Segment profit                                 7,518                844             8,362
         Segment assets                                75,793             13,670            89,463
         Expenditures for segment assets               19,164                686            19,850

1998:
         External revenues                           $187,162           $  1,046          $188,208
         Intersegment revenues                              -             58,380            58,380
         Depreciation and amortization                  9,260                837            10,097
         Segment profit                                 6,315              1,289             7,604
         Segment assets                                54,457             14,052            68,509
         Expenditures for segment assets                6,839                879             7,718

Following is a reconciliation of reportable segments to the Company's consolidated totals for the fiscal years ended January 2, 2001, December 28, 1999 and December 29, 1998:

                                                                      January 2,     December 28,      December 29,
                                                                            2000             1999              1998
                                                                            ----             ----              ----
Revenues
         Total revenues of reportable segments                        $ 258,506          $247,791          $246,588
         Elimination of inter-segment revenue                           (62,459)          (59,731)          (58,380)
                                                                      ---------          --------          --------
                  Total consolidated revenues                         $ 196,047          $188,060          $188,208
                                                                      =========          ========          ========
Profit
         Total profit of reportable segments                          $  10,568          $  8,362          $  7,604
         Elimination of inter-segment profit                                  -                 -                 -
                                                                      ---------          --------          --------
                  Total consolidated profit                           $  10,568          $  8,362          $  7,604
                                                                      =========          ========          ========
Assets
         Total assets of reportable segments                          $  89,431          $ 89,463          $ 68,509
         Elimination of inter-segment assets                                  -                 -                 -
                                                                      ---------          --------          --------
                  Total consolidated assets                           $  89,431          $ 89,463          $ 68,509
                                                                      =========          ========          ========

13.      SPECIAL CHARGES

The operating results for fiscal 1999 include a special charge of $566 thousand for expenses related to the relocation of the corporate offices from Lubbock, Texas to Richardson, Texas. The operating results for fiscal 1998 include special charges aggregating $8,600, including charges of $6,200 for the estimated costs of litigation settlements, $1,500 for expenses related to closed stores and the write down of certain properties, $610 related to a proxy contest for the election of the Board of Directors and $291 for the write off of deferred costs associated with warrants.

                                   * * * * * *

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Pursuant to General Instruction G(3) of Form 10-K, information required by this item is furnished by incorporation by reference of information in the definitive Proxy Statement for the 2001 Annual Meeting of Stockholders of Furr's under the captions "Proposal 1 - Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Officers."

Item 11.   EXECUTIVE COMPENSATION

         Pursuant to General Instruction G(3) of Form 10-K, information required by this item is furnished by incorporation by reference of information found in the Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders of Furr's under the caption "Executive Compensation," subcaptions "Summary Compensation Table," "Option Plan," "Option Grants," "Director Options," "Director Fees," "Employment Contracts and Termination of Employment and Change of Common Agreements," "Compensation Committee Interlocks," "Board Compensation Committee Report on Executive Compensation", "Board Audit Committee Report" and "Comparison of Cumulative Total Return of Company Stock, Industry Index and Broad Market."

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Pursuant to General Instruction G(3) of Form 10-K, information required by this item is furnished by incorporation by reference of all information under the caption "Executive Compensation," subcaption "Transactions with Management and Others" in the Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders of Furr's.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Pursuant to General Instruction G(3) of Form 10-K, information required by this item is furnished by incorporation by reference of all information under the caption "Executive Compensation," subcaption "Transactions with Management and Others" in the Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders of Furr's.

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

                   (2)     Financial Statement Schedule Furr's
                           Restaurant Group, Inc.

                                                                              Page
Schedule    Description                                                        No.
--------    -----------                                                       ----
II-         Consolidated Valuation and Qualifying Accounts                     20

         Schedules not listed above have been omitted because they are either not applicable, not material or the required information has been given in the financial statements or in notes to the financial statements.

         (b)       REPORTS ON FORM 8-K

                   No reports on Form 8-K were filed during fiscal 2000 ended January 2, 2001.

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

4.14     Omnibus Agreement, dated as of November 15, 1995, among Cafeteria
         Operators, L.P., Furr's/Bishop's Specialty Group, L.P. and Fleet
         National Bank of Massachusetts (f/k/a Shawmut Bank, N.A.) (included as
         Exhibit E to the Exchange Agreement filed as Exhibit 10.1) and incorporated by reference from the Registrant's Registration Statement on Form S-4 (File No. 33-92236).

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

10.2     Master Sublease Agreement, dated as of December 1, 1986, between Kmart
         Corporation and Cafeteria Operators, L.P. (as successor in interest to Furr's Cafeterias, Inc.), incorporated by reference from the Registration Statement on Form S-1 of Cavalcade Foods, Inc., Furr's
         Cafeterias, Inc. and Bishop Buffets, Inc. (File No. 33-11842).

10.3 Amendment, with respect to the Master Sublease Agreement, dated as of December 1, 1993, between Kmart Corporation and Cafeteria Operators,
         L.P., incorporated by reference from the registrant's Form 8-K dated
         November 15, 1993.

10.4 1995 Stock Option Plan of Furr's Restaurant Group, Inc., incorporated by reference from Annex B of the Prospectus included in the Registrant's Registration Statement on Form S-4 (File No. 33-92236).



10.5 First Amendment to 1995 Stock Option Plan, dated as of June 18, 1998, incorporated by reference from Furr's Restaurant Group, Inc.'s Form
         10-Q for the fiscal quarter ended June 30, 1998.

10.6     Employment Agreement, dated as of September 27, 1998, between Phillip
         Ratner and Furr's Restaurant Group, Inc., incorporated by reference from Furr's Restaurant Group, Inc.'s Form 8-K dated October 2, 1998.

10.7     Indemnification Agreement, dated as of September 27, 1998, between
         Phillip Ratner and Furr's Restaurant Group, Inc., incorporated by reference from Furr's Restaurant Group, Inc.'s Form 8-K dated October
         2, 1998.

10.8     Nonqualified Stock Option Agreement, effective as of September 16,
         1998, between Phillip Ratner and Furr's Restaurant Group, Inc., incorporated by reference from Furr's Restaurant Group, Inc.'s Form 8-K dated October 2, 1998.

21.0     Subsidiaries of the Registrant.

23.1     Consent of KPMG LLP.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FURR'S RESTAURANT GROUP, INC.

DATE: March 27, 2001                    /s/ PHILLIP RATNER
     ----------------                   ------------------------------------
                                            Phillip Ratner
                                            President and
                                            Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Furr's Restaurant Group, Inc. and on the dates indicated.

DATE: March 27, 2001                    /s/ DAMIEN KOVARY
     ----------------                   ------------------------------------
                                            Damien Kovary
                                            Director, Chairman of the Board

DATE: March 27, 2001                    /s/ MARGARET BERTELSEN HAMPTON
     ----------------                   ------------------------------------
                                            Margaret Bertelsen Hampton
                                            Director

DATE: March 27, 2001                    /s/ WILLIAM J. NIGHTINGALE
     ----------------                   ------------------------------------
                                            William J Nightingale
                                            Director

DATE: March 27, 2001                    /s/ MAX PINE
     ----------------                   ------------------------------------
                                            Max Pine
                                            Director

DATE: March 27, 2001                    /s/ BARRY W. RIDINGS
     ----------------                   ------------------------------------
                                            Barry W. Ridings
                                            Director

DATE: March 27, 2001                    /s/ ROBERT W. SULLIVAN
     ----------------                   ------------------------------------
                                            Robert W. Sullivan
                                            Director

DATE: March 27, 2001                    /s/ ROBERT N. DANGREMOND
     ----------------                   ------------------------------------
                                            Robert N. Dangremond
                                            Director

DATE: March 27, 2001                    /s/ PAUL G. HARGETT
     ----------------                   ------------------------------------
                                            Paul G. Hargett
                                            Chief Financial Officer

                                                                     SCHEDULE II

FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(DOLLARS IN THOUSANDS)

                                                                          ADDITIONS
                                                                ------------------------------
                                                                         (credited)
                                            Balance at          Charged to          Charged to                       Balance at
                                             Beginning          Costs and             Other                           End of
Description                                 of Period            Expenses            Accounts       Deductions        Period
-----------                                 ----------           --------           ----------      ----------        ------
YEAR ENDED JANUARY 2, 2001:
Reserve for store closing                  $      3,362     $              702     $           -  $         999(1)  $     3,065
                                           ============     ==================     =============  =============     ===========

Allowance for doubtful
   accounts receivable                     $         14     $               75     $           -  $           -     $        89
                                           ============     ==================     =============  =============     ===========

Valuation allowance for
   deferred tax asset                      $     35,187     $                -     $           -  $           -     $    35,187
                                           ============     ==================     =============  =============     ===========

YEAR ENDED DECEMBER 31, 1999:
Reserve for store closing                  $      4,596     $               41     $           -  $       1,275(1)  $     3,362
                                           ============     ==================     =============  =============     ===========

Allowance for doubtful
   accounts receivable                     $         14     $                -     $           -  $           -     $        14
                                           ============     ==================     =============  =============     ===========

Valuation allowance for
   deferred tax asset                      $     56,733     $          (21,546)    $           -  $           -     $    35,187
                                           ============     ==================     =============  =============     ===========

YEAR ENDED DECEMBER 29, 1998:
Reserve for store closing                  $      4,675     $            1,292     $           -  $       1,371(1)  $     4,596
                                           ============     ==================     =============  =============     ===========

Allowance for doubtful
   accounts receivable                     $         29     $               (9)(2) $           -  $           6(3)  $        14
                                           ============     ==================     =============  =============     ===========

Valuation allowance for
   deferred tax asset                      $     54,389     $            2,344     $           -  $           -     $    56,733
                                           ============     ==================     =============  =============     ===========

(1) Includes costs and expenses incurred during the year on closed units and severance payments.
(2)  Net adjustments reflects $9 reversal of expense in 1998.
(3)  Related asset account was written off.