Form 10-Q
period 2001-04-03
FURRS RESTAURANT GROUP INC
filed 2001-05-17
CIK 872548

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended April 3, 2001


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

--------------------------------------------------------------------------------
         As of May 1, 2001, there were 9,758,743 shares of Common Stock outstanding.

                          FURR'S RESTAURANT GROUP, INC.


                                      INDEX


PART I.  FINANCIAL INFORMATION                                                           PAGE
                                                                                         ----

         Item 1.      Financial Statements

                      Condensed Consolidated Balance Sheets -
                      April 3, 2001 (Unaudited) and January 2, 2001                        3

                      Unaudited Condensed Consolidated Statements of
                      Operations - For the thirteen weeks ended
                      April 3, 2001 and March 28, 2000                                     5

                      Unaudited Consolidated Statement of Changes in
                      Stockholders' Deficit - For the thirteen weeks ended
                      April 3, 2001                                                        6

                      Unaudited Condensed Consolidated Statements of
                      Cash Flows - For the thirteen weeks ended
                      April 3, 2001 and March 28, 2000                                     7

                      Notes to Unaudited Condensed Consolidated
                      Financial Statements                                                 8

         Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                 10

         Item 3.      Quantitative and Qualitative Disclosure About Market Risk           11


PART II.              OTHER INFORMATION

         Item 1.      Legal Proceedings                                                   12


SIGNATURES                                                                                12

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                 FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        APRIL 3, 2001 AND JANUARY 2, 2001
                (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)

                                                       (Unaudited)
                                                         April 3,       January 2,
                                                           2001            2001
                                                       -----------      ----------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                           $  7,412         $  5,694
     Accounts and notes receivable, net                     1,200            1,260
     Inventories                                            7,225            6,908
     Prepaid expenses and other                               770              887
                                                         --------         --------
     Total current assets                                  16,607           14,749
                                                         --------         --------
PROPERTY, PLANT AND EQUIPMENT, NET                         50,102           54,876

DEFERRED TAX ASSETS                                        18,639           19,178
OTHER ASSETS                                                  615              628
                                                         --------         --------
     TOTAL ASSETS                                        $ 85,963         $ 89,431
                                                         ========         ========


                                   (Continued)

                 FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        APRIL 3, 2001 AND JANUARY 2, 2001
                (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)

                                                                    (Unaudited)
                                                                      April 3,      January 2,
                                                                        2001          2001
                                                                    -----------     ----------
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Current maturities of long-term debt                             $  4,250       $  3,000
     Trade accounts payable                                              7,011          6,051
     Other payables and accrued expenses                                12,212         15,859
     Reserve for store closings, current                                   754            795
                                                                      --------       --------
     Total current liabilities                                          24,227         25,705
                                                                      --------       --------

RESERVE FOR STORE CLOSINGS, NET OF CURRENT MATURITIES                    2,175          2,270

LONG-TERM DEBT, NET OF CURRENT MATURITIES                               48,223         52,219

OTHER PAYABLES                                                          10,060         10,197

EXCESS OF FUTURE LEASE PAYMENTS OVER FAIR VALUE,
     NET OF AMORTIZATION                                                 1,381          1,474


STOCKHOLDERS' DEFICIT:
     Preferred Stock, $.01 par value; 5,000,000 shares authorized,
            none issued                                                      -              -
     Common Stock, $.01 par value; 15,000,000 shares authorized,
            9,757,918 shares issued and outstanding                         98             98
     Additional paid-in capital                                         56,386         56,386
     Accumulated other comprehensive loss                               (3,521)        (3,521)
     Accumulated deficit                                               (53,066)       (55,397)
                                                                      --------       --------

               Total stockholders' deficit                                (103)        (2,434)
                                                                      --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $ 85,963       $ 89,431
                                                                      ========       ========

See accompanying notes to condensed consolidated financial statements.

                 FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THIRTEEN WEEKS ENDED APRIL 3, 2001 AND MARCH 28, 2000
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 Thirteen weeks ended
                                                             ---------------------------
                                                              April 3,       March 28,
                                                                2001           2000
                                                             -----------    -----------
Sales                                                        $    47,487    $    47,764

Costs and expenses:
         Cost of sales (excluding depreciation)                   13,322         14,036
         Selling, general and administrative                      29,040         28,459
         Depreciation and amortization                             2,600          2,646
                                                             -----------    -----------
                                                                  44,962         45,141
                                                             -----------    -----------
                  Operating income                                 2,525          2,623

Gain on disposal of assets                                          (439)             -
Interest expense                                                      94             85
                                                             -----------    -----------
                  Earnings before income taxes                     2,870          2,538

Income tax expense                                                   539            442
                                                             -----------    -----------
                  Net income                                 $     2,331    $     2,096
                                                             ===========    ===========


Weighted average number of shares
  of common stock outstanding:
         Basic                                                 9,757,918      9,747,599
                                                             ===========    ===========
         Diluted                                               9,757,918      9,754,349
                                                             ===========    ===========
Net income per share:
         Basic                                               $      0.24    $      0.22
                                                             ===========    ===========
         Diluted                                             $      0.24    $      0.21
                                                             ===========    ===========


See accompanying notes to condensed consolidated financial statements.

                 FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

      UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                   FOR THE THIRTEEN WEEKS ENDED APRIL 3, 2001
                             (DOLLARS IN THOUSANDS)

                                                                    Accumulated
                                                      Additional       Other
                                Preferred    Common     Paid-In    Comprehensive      Accumulated
                                  Stock       Stock     Capital         Loss             Deficit       Total
                                ---------    -------  ----------   -------------      -----------    ---------
BALANCE, JANUARY 2, 2001         $     -     $    98   $  56,386     $  (3,521)        $ (55,397)    $ (2,434)

Net income                             -           -           -             -             2,331        2,331
                                 -------     -------   ---------     ---------         ---------      -------
BALANCE, APRIL 3, 2001           $     -     $    98   $  56,386     $  (3,521)        $ (53,066)     $  (103)
                                 =======     =======   =========     =========         =========      =======


See accompanying notes to condensed consolidated financial statements.

                 FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                              Thirteen weeks ended
                                                                           ---------------------------
                                                                             April 3,        March 28,
                                                                               2001            2000
                                                                           -----------     -----------
Cash flows from operating activities:
  Net income                                                               $     2,331     $     2,096
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                            2,600           2,646
        Deferred tax expense                                                       539             442
        Gain on disposal of assets                                                (439)              -
        Changes in operating assets and liabilities:
          Accounts and notes receivable                                             60            (149)
          Inventories                                                             (317)             64
          Prepaid expenses and other                                               130            (111)
          Reserve for store closings                                              (136)           (369)
          Trade accounts payable, other payables,
            accrued expenses and other liabilities                              (2,824)         (1,059)
                                                                           -----------     -----------
        Net cash provided by operating activities                                1,944           3,560
                                                                           -----------     -----------
Cash flows from (used in) investing activities:
  Purchases of property, plant and equipment                                      (517)         (3,646)
  Proceeds from the sale of property, plant and equipment                        3,037               -
                                                                           -----------     -----------

        Net cash provided by (used in) investing activities                      2,520          (3,646)
                                                                           -----------     -----------
Cash flows from financing activities:
  Payment of indebtedness                                                       (2,746)              -
                                                                           -----------     -----------
        Net cash used in financing activities                                   (2,746)              -
                                                                           -----------     -----------
Increase (decrease) in cash and cash equivalents                                 1,718             (86)

Cash and cash equivalents at beginning of period                                 5,694           5,172
                                                                           -----------     -----------
Cash and cash equivalents at end of period                                 $     7,412     $     5,086
                                                                           ===========     ===========
Supplemental disclosure of cash flow information:
        Cash paid for interest (including $2,746 in 2001 classified
          as payment of indebtedness)                                      $     2,906     $       152

        Cash paid for income taxes                                                   -               -

       See accompanying notes to condensed consolidated financial statements.

                FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)
                               (Dollars in Thousands)


BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended January 2, 2001. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation.

         Interim results of operations may not be indicative of the results that may be expected for a full fiscal year.

EARNINGS PER SHARE

         The following table reconciles the denominators of basic and diluted earnings per share for the thirteen week periods ended April 3, 2000 and March 28, 2000.

                                                                   April 3,           March 28,
                                                                     2001               2000
                                                                  ---------          ----------
         Weighted average common shares outstanding-basic         9,757,918          9,747,599
         Options                                                          -              6,750
         Warrants                                                         -                  -
                                                                  ---------          ---------
         Weighted average common shares outstanding-diluted       9,757,918          9,754,349
                                                                  =========          =========

         For the thirteen weeks ended April 3, 2001 and March 28, 2000, outstanding options totaling 743,000 and 647,663, respectively, and outstanding warrants totaling 0 and 512,246, respectively, were not included in the computation of diluted earnings per share because their effect would have been anit-dilutive.

INCOME TAXES

         We have provided income tax expense of $539 and $442 for the thirteen weeks ended April 3, 2001 and March 28, 2000, respectively. The effective income tax rate is lower than the statutory Federal rate of 35% due to interest expense on restructured debt reduction, which is reported as debt rather than interest expense pursuant to Statement of Financial Accounting Standards No. 15, "Troubled Debt Restructurings".

DEBT REFINANCING

         On April 10, 2001, the Company entered into a new $55 million Revolving Credit and Term Loan Agreement (Credit Agreement) with various banks and lenders. Concurrent with the execution of this new agreement the Company defeased and gave notice of redemption of its 12% Senior Secured Notes due December 31, 2001 and repaid in full the $2.6 million of 10.5% Notes due December 31, 2001. Accordingly, the balance of these notes, less the current portion of the new term loan, has been classified as long term at April 3, 2001 and January 2, 2001. After the redemption of the 12% Notes and the repayment in full of the 10.5% Notes, the Company had $44 million outstanding under the new Credit Agreement. The Credit Agreement contains covenants with regard to maintaining certain leverage ratios, achieving certain levels of EBITDA, operating cash flow and limits on capital expenditures. In addition there are certain restrictions on the payment of dividends and additional indebtedness. The Credit Agreement allows the Company to borrow at either a Federal Funds Rate plus an applicable margin or at a Eurocurrency Reserve Rate plus an applicable margin.

         The Credit Agreement provides that the Company can borrow up to $20 million on a revolving basis until April, 2006, of which $9 million was drawn at closing, with the remaining $11 million of available borrowings to be used for working capital and capital expenditures. The Credit Agreement contains a $30 million Term Loan A and a $5 million Term Loan B. The Term Loan A and Term Loan B provide for quarterly amortization through April, 2006 and April, 2007, respectively, with the remaining amounts outstanding then due. The Company's obligations under the Credit Agreement are secured by a security interest in and liens upon substantially all of the Company's assets.

         As a result of defeasing the 12% Senior Secured Notes, the Company has been legally released as obligors and will report an extraordinary pre-tax gain of approximately $3.5 million in the second quarter of fiscal 2001.

BUSINESS SEGMENTS

         Following is a summary of segment information of the Company for the thirteen weeks ended April 3, 2001 and March 28, 2000:

                                                             Dynamic
                                               Cafeterias     Foods       Total
                                               ----------    -------    ---------
2001:
     External revenues                         $   47,078    $    409   $  47,487
     Intersegment revenues                              -      14,424      14,424
     Depreciation and amortization                  2,337         263       2,600
     Segment profit                                 2,014         511       2,525

2000:
     External revenues                         $   47,438    $    326   $  47,764
     Intersegment revenues                              -      15,099      15,099
     Depreciation and amortization                  2,392         254       2,646
     Segment profit                                 2,442         181       2,623


         Following is a reconciliation of reportable segments to the Company's consolidated totals for the thirteen weeks ended April 3, 2001 and March 28, 2000:

                                                   April 3, 2001    March 28, 2000
                                                   -------------    --------------
Revenues
     Total revenues of reportable segments         $      61,911    $       62,863
     Elimination of inter-segment revenue                (14,424)          (15,099)
                                                   -------------    --------------
          Total consolidated revenues              $      47,487    $       47,764
                                                   =============    ==============

RECENT ACCOUNTING MATTERS

         The Company has adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. This statement establishes accounting and reporting standards for derivative instruments and hedging activities and requires the Company to recognize all derivatives on its balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives are either offset against the change in fair value of the hedged item through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. As of January 3, 2001, the date of adoption, and April 3, 2001, the Company was not a party to any derivative financial instruments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         RESULTS OF OPERATIONS

         Sales for the first fiscal quarter of 2001 were $47.5 million, a decrease of $.3 million from the same quarter of 2000. Operating income for the first quarter of 2001 was $2.5 million compared to $2.6 million in the comparable period in the prior year. The net income for the first quarter of 2001 was $2.3 million, which includes a $.4 million gain on disposal of assets, compared to $2.1 million in the first quarter 2000.

         SALES. Restaurant sales in comparable units decreased $.3 million, or .6% in the first quarter of 2001 compared to the same quarter of 2000. First quarter 2000 was the best first quarter in Company history, with first quarter 2001 being the second best. First quarter sales for the three new units opened after first quarter 2000 were $1.9 million, an increase of $50 thousand over the aggregate sales of the 5 units that were closed after first quarter 2000. Sales by Dynamic Foods to third parties were $83 thousand higher in the first quarter 2001 than that of first quarter 2000.

         COST OF SALES. Excluding depreciation, cost of sales were 28.1% of sales for the first quarter of 2001 as compared to 29.4% for the same quarter of 2000. The decrease in the percentage of sales was the result of lower product costs and operational efficiencies at Dynamic Foods.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expense was higher in the aggregate by $581 thousand in the first quarter of 2001 as compared to 2000. The change in SG&A expense included an increase of $512 thousand in utility expenses and $239 thousand in marketing expense. We had a decrease of $200 thousand in labor and related benefits.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was lower by $46 thousand in the first quarter of 2001.

         INCOME TAXES. Income tax expense of $.5 million was provided in the first quarter of 2001 compared to $.4 million provided in the first quarter of 2000. Our effective tax rate is lower than the statutory Federal rate of 35% due to interest expense on restructured debt reduction, which is reported as debt rather than interest expense pursuant to Statement of Financial Accounting Standard No. 15, "Troubled Debt Restructurings."

LIQUIDITY AND CAPITAL RESOURCES

         During the thirteen weeks ended April 3, 2001, cash provided by operating activities was $2.0 million compared to $3.6 million in the same period of 2000. We made capital expenditures of $.5 million during the first thirteen weeks of 2001 compared to $3.6 million during the same period of 2000. Cash and temporary investments were $7.4 million at April 3, 2001 compared to $5.1 million at March 28, 2000 and $5.7 million at January 2, 2001. Our current ratio was .69:1 at April 3, 2001 compared to .49:1 at March 28, 2000 and .57:1 at January 2, 2001. Total assets at April 3, 2001 aggregated $86.0 million, compared to $90.0 million at March 28, 2000 and $89.4 million at January 2, 2001.

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

         As a result of defeasing the 12% Senior Secured Notes, we have been legally released as obligors and will report an extraordinary pre-tax gain of approximately $3.5 million in the second quarter of fiscal 2001.

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



DATE:         May 14, 2001             FURR'S RESTAURANT GROUP, INC.



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