Form 10-Q
period 2001-07-03
FURRS RESTAURANT GROUP INC
filed 2001-08-16
CIK 872548

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   For the quarterly period ended July 3, 2001


                                       OR


              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                           COMMISSION FILE NO. 1-10725

                          FURR'S RESTAURANT GROUP, INC.

         INCORPORATED IN DELAWARE      IRS EMPLOYER IDENTIFICATION
                                             NO. 75-2350724

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


                                                  YES X NO
                                                      --   --

--------------------------------------------------------------------------------
                 As of July 31, 2001 there were 9,767,926 shares of Common Stock outstanding.

                           FURR'S RESTAURANT GROUP, INC.

                                     INDEX

PART I.  FINANCIAL INFORMATION                                                                   PAGE
                                                                                                 ----

         Item 1.      Financial Statements

                      Condensed Consolidated Balance Sheets -
                      July 3, 2001 (Unaudited) and January 2, 2001                                    3

                      Unaudited Condensed Consolidated Statements of
                      Operations - For the thirteen weeks ended
                      July 3, 2001 and June 27, 2000                                                  5

                      Unaudited Condensed Consolidated Statements of Operations-
                      For the twenty-six weeks ended July 3, 2001 and June 27, 2000                   6

                      Unaudited Condensed Consolidated Statement of Changes in
                      Stockholders' Equity (Deficit) - For the twenty-six weeks ended
                      July 3, 2001                                                                    7

                      Unaudited Condensed Consolidated Statements of
                      Cash Flows - For the twenty-six weeks ended
                      July 3, 2001 and June 27, 2000                                                  8

                      Notes to Unaudited Condensed Consolidated
                      Financial Statements                                                            9


         Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                            12

         Item 3.      Quantitative and Qualitative Disclosure About Market Risk                      15


PART II. OTHER INFORMATION

         Item 1.      Legal Proceedings                                                              15

         Item 4.      Submission of Matters to a Vote of Security Holders                            15


SIGNATURES                                                                                           16

                        PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements


                 FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         JULY 3, 2001 AND JANUARY 2, 2001
                (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)

                                                                               (Unaudited)
                                                                                 July 3,              January 2,
                                                                                   2001                 2001
                                                                             -----------------     -----------------
ASSETS

CURRENT ASSETS:
         Cash and cash equivalents                                             $         -            $     5,694
         Accounts and notes receivable, net                                           1,759                 1,260
         Inventories                                                                  7,511                 6,908
         Prepaid expenses and other                                                   2,357                   887
                                                                             -----------------     -----------------

         Total current assets                                                        11,627                14,749
                                                                             -----------------     -----------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                   47,422                54,876

DEFERRED TAX ASSETS                                                                  18,861                19,178
DEFERRED LOAN COSTS, NET                                                              2,549                     -
OTHER ASSETS                                                                            621                   628
                                                                             -----------------     -----------------

TOTAL ASSETS                                                                   $     81,080           $    89,431
                                                                             =================     =================




                                   (Continued)

                 FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        JULY 3, 2001 AND JANUARY 2, 2001
                (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)

                                                                                    (Unaudited)
                                                                                      July 3,            January 2,
                                                                                       2001                 2001
                                                                                  ----------------     ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
         Current maturities of long-term debt                                       $     4,550          $     3,000
         Trade accounts payable                                                           6,920                6,051
         Other payables and accrued expenses                                             15,256               15,859
         Derivative liability, current                                                      187                    -
         Reserve for store closings, current                                                717                  795
                                                                                  ----------------     ----------------
         Total current liabilities                                                       27,630               25,705
                                                                                  ----------------     ----------------
RESERVE FOR STORE CLOSINGS, NET OF CURRENT
    MATURITIES                                                                            2,080                2,270

LONG-TERM DEBT, NET OF CURRENT PORTION                                                   36,450               52,219

OTHER PAYABLES                                                                            9,856               10,197

DERIVATIVE LIABILITY, NET OF CURRENT PORTION                                                151                    -

EXCESS OF FUTURE LEASE PAYMENTS OVER FAIR VALUE,
    NET OF AMORTIZATION                                                                   1,288                1,474


STOCKHOLDERS' EQUITY (DEFICIT):
         Preferred Stock, $.01 par value; 5,000,000 shares authorized,
                  none issued                                                                 -                    -
         Common Stock, $.01 par value; 15,000,000 shares authorized,
                  9,767,926 shares issued and outstanding                                    98                   98
         Additional paid-in capital                                                      56,407               56,386
         Accumulated other comprehensive loss                                            (3,738)              (3,521)
         Accumulated deficit                                                            (49,142)             (55,397)
                                                                                  ----------------     ----------------
                  Total stockholders' equity (deficit)                                    3,625               (2,434)
                                                                                  ----------------     ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
    (DEFICIT)                                                                       $    81,080          $    89,431
                                                                                  ================     ================


See accompanying notes to condensed consolidated financial statements.

                 FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THIRTEEN WEEKS ENDED JULY 3, 2001 AND JUNE 27, 2000
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                          Thirteen weeks ended
                                                                                   ------------------------------------
                                                                                       July 3,            June 27,
                                                                                        2001                2000
                                                                                   ----------------    ----------------
Sales                                                                               $     47,555         $     48,188

Costs and expenses:
         Cost of sales (excluding depreciation)                                           13,970               14,189
         Selling, general and administrative                                              29,174               28,779
         Depreciation and amortization                                                     3,048                2,667
                                                                                   ----------------    ----------------
                                                                                          46,192               45,635
                                                                                   ----------------    ----------------

                 Operating income                                                          1,363                2,553

Loss (gain) on disposal of assets                                                             95                 (485)
Interest expense                                                                           1,085                   87
                                                                                   ----------------    ----------------

                 Earnings before income taxes and extraordinary gain                         183                2,951

Income tax expense (benefit)                                                                (101)                 523
                                                                                   ----------------    ----------------

                 Earnings before extraordinary item                                          284                2,428

Extraordinary gain on retirement of debt                                                   3,640                    -
                                                                                   ----------------    ----------------

                 Net income                                                         $      3,924         $      2,428
                                                                                   ================    ================

Weighted average number of shares of common stock outstanding:
         Basic                                                                         9,767,926            9,757,918
                                                                                   ================    ================
         Diluted                                                                       9,770,066            9,757,918
                                                                                   ================    ================

Earnings before extraordinary item per share:
         Basic                                                                      $       0.03         $       0.25
                                                                                   ================    ================
         Diluted                                                                    $       0.03         $       0.25
                                                                                   ================    ================

Extraordinary item per share:
         Basic                                                                      $       0.37         $          -
                                                                                   ================    ================
         Diluted                                                                    $       0.37         $          -
                                                                                   ================    ================

Net income per share:
         Basic                                                                      $       0.40         $       0.25
                                                                                   ================    ================
         Diluted                                                                    $       0.40         $       0.25
                                                                                   ================    ================

See accompanying notes to condensed consolidated financial statements.

                 FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE TWENTY-SIX WEEKS ENDED JULY 3, 2001 AND JUNE 27, 2000
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                          Twenty-six weeks ended
                                                                                   --------------------------------------
                                                                                       July 3,              June 27,
                                                                                         2001                 2000
                                                                                   -----------------    -----------------
Sales                                                                                $     95,042         $     95,952

Costs and expenses:
         Cost of sales (excluding depreciation)                                            27,292               28,225
         Selling, general and administrative                                               58,214               57,238
         Depreciation and amortization                                                      5,648                5,313
                                                                                   -----------------    -----------------
                                                                                           91,154               90,776
                                                                                   -----------------    -----------------

                Operating income                                                            3,888                5,176

Gain on disposal of assets                                                                   (344)                (485)
Interest expense                                                                            1,179                  172
                                                                                   -----------------    -----------------

                Earnings before income taxes and extraordinary item                         3,053                5,489

Income tax expense                                                                            438                  965
                                                                                   -----------------    -----------------

                Earnings before extraordinary item                                          2,615                4,524

Extraordinary gain on retirement of debt                                                    3,640                    -
                                                                                   =================    =================

                Net income                                                           $      6,255         $      4,524
                                                                                   =================    =================

Weighted average number of shares of common stock outstanding:
         Basic                                                                          9,767,926            9,757,918
                                                                                   =================    =================
         Diluted                                                                        9,769,267            9,761,122
                                                                                   =================    =================

Earnings before extraordinary item per share:
         Basic                                                                       $       0.27         $       0.46
                                                                                   =================    =================
         Diluted                                                                     $       0.27         $       0.46
                                                                                   =================    =================

Extraordinary item per share:
         Basic                                                                       $       0.37         $          -
                                                                                   =================    =================
         Diluted                                                                     $       0.37         $          -
                                                                                   =================    =================

Net income per share:
         Basic                                                                       $       0.64         $       0.46
                                                                                   =================    =================
         Diluted                                                                     $       0.64         $       0.46
                                                                                   =================    =================

See accompanying notes to condensed consolidated financial statements.

                 FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

              UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                        IN STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR THE TWENTY-SIX WEEKS ENDED JULY 3, 2001
                             (DOLLARS IN THOUSANDS)

                                                                                    Accumulated
                                                                   Additional          Other
                                           Preferred    Common      Paid-In        Comprehensive     Accumulated
                                             Stock       Stock      Capital            Loss            Deficit        Total
                                           ---------    ------    -----------      -------------     -----------    ----------
BALANCE, JANUARY 2, 2001                  $        -  $       98  $     56,386   $         (3,521)  $     (55,397)  $   (2,434)

Change in fair value of interest rate
   swap, net of tax                                                                          (225)                        (225)

Reclassification of interest rate swap to
   earnings, net of tax                                                                         8                            8

Stock issued                                                                21                                              21

Net income                                         -           -             -                   -          6,255        6,255
                                          ----------  ----------  ------------   -----------------   ------------   ----------

BALANCE, JULY 3, 2001                     $        -  $       98  $     56,407   $          (3,738)  $    (49,142)  $    3,625
                                          ==========  ==========  ============   =================   ============   ==========














See accompanying notes to condensed consolidated financial statements.

                 FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                      Twenty-six weeks ended
                                                                                   ----------------------------
                                                                                     July 3,        June 27,
                                                                                       2001           2000
                                                                                   -------------  -------------
Cash flows from operating activities:
    Net income                                                                       $  6,255       $  4,524
       Adjustments to reconcile net income to net cash provided by operating activities:
             Depreciation and amortization                                              5,648          5,313
             Amortization of deferred loan costs                                          135              -
             Deferred tax expense                                                         438            965
             Gain on disposal of assets                                                  (344)          (485)
             Extraordinary gain on debt refinancing                                    (3,640)             -
             Changes in operating assets and liabilities:
                Accounts and notes receivable                                            (385)          (261)
                Inventories                                                              (603)          (434)
                Prepaid expenses and other                                             (1,463)        (1,544)
                Reserve for store closings                                               (268)          (593)
                Trade accounts payable, other payables, accrued
                  expenses and other liabilities                                          446             60
                                                                                   -------------  -------------

             Net cash provided by operating activities                                  6,219          7,545
                                                                                   -------------  -------------

Cash flows from investing activities:
    Purchases of property, plant and equipment                                         (1,155)        (8,229)
    Proceeds from the sale of property, plant and equipment                             3,005            567
                                                                                   -------------  -------------

             Net cash provided by (used in) investing activities                        1,850         (7,662)
                                                                                   -------------  -------------

Cash flows from financing activities:
    Payment of indebtedness                                                           (10,579)        (2,747)
    Payment of loan costs                                                              (2,684)             -
    Increase in cash overdraft                                                           (521)             -
    Issuance of stock                                                                      21              -
                                                                                   -------------  -------------

             Net cash used in financing activities                                    (13,763)        (2,747)
                                                                                   -------------  -------------

Decrease in cash and cash equivalents                                                  (5,694)        (2,864)

Cash and cash equivalents at beginning of period                                        5,694          5,172
                                                                                   -------------  -------------

Cash and cash equivalents at end of period                                           $      -       $  2,308
                                                                                   =============  =============

Supplemental disclosure of cash flow information:
    Cash paid for interest (including $3,364 in 2001 and $2,747 in 2000
      classified as payment of indebtedness.)                                        $  4,794       $  2,919
                                                                                   =============  =============

    Cash paid for income taxes                                                       $      -       $      -
                                                                                   =============  =============

Noncash investing and financing activities:
    Receivable related to involuntary equipment conversion                           $    114       $      -
                                                                                   =============  =============

See accompanying notes to condensed consolidated financial statements.

                 FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Dollars in Thousands)


BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended January 3, 2001. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of interim financial position and results of operations.

         Interim results of operations may not be indicative of the results that may be expected for a full fiscal year.

EARNINGS PER SHARE

         The following table reconciles the denominators of basic and diluted earnings per share for the periods ended July 3, 2001 and June 27, 2000.

                                                    Thirteen Weeks Ended              Twenty-six Weeks Ended
                                               -------------------------------     ------------------------------
                                                  July 3,          June 27,          July 3,          June 27,
                                                   2001              2000              2001             2000
                                               --------------    -------------     -------------    -------------
    Weighted average common shares
           outstanding-basic                       9,767,926        9,757,918         9,767,926        9,757,918
    Options                                            2,140                -             1,341            3,204
                                               --------------    -------------     -------------    -------------
    Weighted average common shares
           outstanding-diluted                     9,770,066        9,757,918         9,769,267        9,761,122
                                               ==============    =============     =============    =============

         The following table sets forth the options and warrants that were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common shares and therefore, the effect would be anti-dilutive.

                                                    Thirteen Weeks Ended              Twenty-six Weeks Ended
                                               -------------------------------     ------------------------------
                                                  July 3,          June 27,          July 3,          June 27,
                                                   2001              2000              2001             2000
                                               --------------    -------------     -------------    -------------
    Options                                          758,000          699,413           758,000          647,663
    Warrants                                               -          512,246                 -          512,246

COMPREHENSIVE INCOME

         The following table sets for the components of comprehensive income for the periods ended July 3, 2001 June 27, 2000:

                                                    Thirteen Weeks Ended              Twenty-six Weeks Ended
                                               -------------------------------     ------------------------------
                                                  July 3,          June 27,          July 3,          June 27,
                                                   2001              2000              2001             2000
                                               --------------    -------------     -------------    -------------
    Net income                                     $3,924            $2,428            $6,255           $4,524
    Fair value of interest rate swap, net of
    tax                                              (217)                -              (217)               -
                                               --------------    -------------     -------------    -------------
                                                   $3,707            $2,428            $6,038           $4,524
                                               ==============    =============     =============    =============

INCOME TAXES

         The Company has provided income tax expense of ($101) and $438 for the thirteen weeks and twenty-six weeks ended July 3, 2001, respectively. The effective income tax rate is lower than the statutory Federal rate of 35% due to interest expense reported as additional debt rather than interest expense pursuant to Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings" ("SFAS 15"). There is no income tax expense associated with the extraordinary gain as this represents early disposition of remaining restructured debt interest under SFAS 15.

DEBT REFINANCING

         On April 10, 2001, the Company entered into a new $55,000 Revolving Credit and Term Loan Agreement (Credit Agreement) with various banks and lenders. Concurrent with the execution of this new agreement the Company defeased and gave notice of redemption of its 12% Senior Secured Notes due December 31, 2001 and repaid in full the $2,600 of 10.5% Notes due December 31, 2001. Accordingly, the balance of these notes, less the current portion of the new term loan, was classified as long term at January 2, 2001. After the redemption of the 12% Notes and the repayment in full of the 10.5% Notes, the Company had $44,000 outstanding under the new Credit Agreement. The
Credit Agreement contains covenants with regard to maintaining certain leverage ratios, achieving certain levels of EBITDA, operating cash flow and limits on capital expenditures. In addition there are certain restrictions on the payment of dividends and additional indebtedness. The Credit Agreement allows the Company to borrow at either a Federal Funds Rate plus an applicable margin or at a Eurocurrency Reserve Rate plus an applicable margin.

         The Credit Agreement provides that the Company can borrow up to $20,000 on a revolving basis until April, 2006, of which $9,000 was drawn at closing, with the remaining $11,000 of available borrowings to be used for working capital and capital expenditures. The Credit Agreement contains a $30,000 Term Loan A and a $5,000 Term Loan B. The Term Loan A and Term Loan B provide for quarterly amortization through April, 2006 and April, 2007, respectively, with the remaining amounts outstanding then due. The Company's obligations under the Credit Agreement are secured by a security interest in and liens upon substantially all of the Company's assets.

         As a result of retiring the 12% Senior Secured Notes, the Company has been legally released as obligors and reported an extraordinary gain of $3,640 in the second quarter of fiscal 2001.

BUSINESS SEGMENTS

         Following is a summary of segment information of the Company for the thirteen weeks ended July 3, 2001 and June 27, 2000:

                                                  CAFETERIAS            DYNAMIC FOODS          TOTAL
                                                  ----------            -------------          -----
2001:
    External revenues                              $ 47,134                 $  421           $ 47,555
    Intersegment revenues                                 -                 15,531             15,351
    Depreciation and amortization                     2,787                    261              3,048
    Segment profit                                    1,818                    328              2,146

2000:
    External revenues                              $ 47,771                 $  417           $ 48,188
    Intersegment revenues                                 -                 15,038             15,038
    Depreciation and amortization                     2,406                    261              2,667
    Segment profit                                    2,803                    235              3,038

         Following is a summary of segment information of the Company for the twenty-six weeks ended July 3, 2001 and June 27, 2000:

                                                  CAFETERIAS        DYNAMIC FOODS            TOTAL
                                                  ----------        -------------            -----
2001:
    External revenues                              $94,212              $  830             $ 95,042
    Intersegment revenues                                -              29,775               29,775
    Depreciation and amortization                    5,124                 524                5,648
    Segment profit                                   4,271                 839                5,110

2000:
    External revenues                              $95,209              $  743             $ 95,952
    Intersegment revenues                                -              30,137               30,137
    Depreciation and amortization                    4,798                 515                5,313
    Segment profit                                   5,245                 416                5,661

         Following is a reconciliation of reportable segments to the Company's consolidated totals for the periods ended July 3, 2001 and June 27, 2000:

                                                     Thirteen Weeks Ended               Twenty-six Weeks Ended
                                                 ------------------------------     -------------------------------
                                                   July 3,          June 27,          July 3,          June 27,
                                                     2001             2000              2001             2000
                                                 -------------    -------------     -------------    --------------
Revenues
  Total revenues of reportable segments            $  62,906        $  63,226          $124,817         $126,089
  Elimination of inter-segment revenue               (15,351)         (15,038)          (29,775)         (30,137)
                                                 -------------    -------------     -------------    --------------
Total consolidated revenues                        $  47,555        $  48,188         $  95,042        $  95,952
                                                 =============    =============     =============    ==============


INTEREST RATE RISK MANAGEMENT

         The Company uses variable-rate debt to finance its operations. In particular, it has borrowed money under a Credit Agreement providing for variable-rate interest to retire the bonds and notes due December 31, 2001. This debt obligation exposes the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases and conversely, if interest rates decrease, interest expense also decreases.

         Management believes it is prudent to limit the variability of a portion of its interest payments. It is the Company's objective to hedge between 50 and 70 percent of its variable-rate long-term note interest payments. The Company's Credit Agreement also requires that the Company hedge at least $20,000 for a period of two years.

         To meet this requirement, the Company has entered into a derivative instrument, in the form of an interest rate swap, to manage fluctuations in cash flows resulting from interest rate risk. The interest rate swap changes the variable-rate cash flow exposure to fixed-rate cash flows by entering into a receive-variable, pay-fixed interest rate swap. Under the interest rate swap, which has a notional amount of $20,000 and a two-year term, the Company receives variable interest rate payments based on LIBOR and makes fixed interest rate payments at 4.99%. The Company accounts for the interest rate swap in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133 requires that all derivative instruments be recorded in the balance sheet at fair value. The interest rate swap is a cash flow hedge under SFAS No. 133 and, accordingly, changes in fair value are reported in other comprehensive income and such amounts are reclassified into interest expense as a yield adjustment in the same period in which the related expense on the variable rate debt affects operations.

         The Company does not enter into derivative instruments for any purpose other than cash flow hedging purposes. That is, the Company does not speculate using derivative instruments.

         The Company assesses interest rate cash flow risk by identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED JULY 3, 2001 COMPARED TO THIRTEEN WEEKS ENDED JUNE 27,
2000:

         Sales for the second fiscal quarter of 2001 were $47.6 million, a decrease of $.6 million from the same quarter of 2000. Operating income for the second quarter of 2001 was $1.4 million compared to $2.6 million in the comparable period in the prior year. Net income for the second quarter of 2001 was $3.9 million compared to $2.4 million in the second quarter 2000 and includes an extraordinary gain of $3.6 million realized as a result of early retirement of debt and the associated interest that had been classified as additional debt pursuant to SFAS 15.

         SALES. Restaurant sales in comparable units increased $.7 million, or 1.6%, in the second quarter of 2001 over the same quarter of 2000 due to two units opened during the second quarter of 2000 now included in the comparable unit category. Second quarter 2001 sales for the new units opened since second quarter 2000 were $394 thousand, while the second quarter 2000 sales of the units that were closed after second quarter 2000 were $1.7 million, resulting in a net decrease of $1.3 million in second quarter 2001 sales. Sales by Dynamic Foods to third parties were $421 thousand in the second quarter of 2001, $4 thousand higher than second quarter of 2000.

         COST OF SALES. Excluding depreciation, cost of sales was 29.4% of sales for the both second quarter of 2001 and 2000. Cost of sales in second quarter 2001 was negatively impacted by the increased cost associated with the six week "All you can eat steak" promotion run during the quarter.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expense was higher in the aggregate by $.4 million in the second quarter of 2001 as compared to 2000. The change in SG&A expense included an increase of $441 thousand in utility expense, $97 thousand in marketing expense and $123 thousand in other store expense. We had decreases of $101 thousand in repairs and maintenance and $151 thousand in supplies expense.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was higher by $381 thousand in the first quarter of 2001. Included in depreciation for the second quarter of 2001 is a $583 thousand write down of impaired assets.

         INCOME TAXES. Income tax (benefit) expense of ($101) thousand and $523 thousand was provided in the second quarter of 2001 and 2000, respectively. Our effective tax rate is lower than the statutory Federal rate of 35% due to interest expense on restructured debt, which is reported as additional debt rather than interest expense pursuant to SFAS 15.

TWENTY-SIX WEEKS ENDED JULY 3, 2001 COMPARED TO TWENTY-SIX WEEKS ENDED JUNE 27, 2000:

         Sales for the first twenty-six weeks of 2001 were $95.0 million, a decrease of $1.0 million from the same period of 2000. Operating income for the first twenty-six weeks of 2001 was $3.9 million compared to $5.2 million in the comparable period in the prior year. Net income for the first twenty-six weeks of 2001 was $6.3 million compared to $4.5 million in the same period of 2000 and includes an extraordinary gain of $3.6 million realized as a result of early retirement of debt and the associated interest that had been classified as additional debt pursuant to SFAS 15.

         SALES. Restaurant sales in comparable units increased $1.2 million, or 1.3%, in the first twenty-six weeks of 2001 over the same period of 2000 due to two units opened during the second quarter of 2000 now included in the comparable unit category. Year to date sales for the new units opened since second quarter 2000 was $.9 million, while the year to date 2000 sales of the units that were closed after second quarter 2000 were $3.6 million, resulting in a net decrease of $2.7 million in year to date 2001 sales. Sales by Dynamic Foods to third parties were $87 thousand higher in the first twenty-six weeks of 2001 than that of the comparable period of 2000.

         COST OF SALES. Excluding depreciation, cost of sales was 28.7% of sales for the first twenty-six weeks of 2001 as compared to 29.4% for the same period of 2000. The decrease in the percentage of sales was the result of lower product costs.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expense was higher in the aggregate by $1.0 million in the first twenty-six weeks of 2001 as compared to 2000. The change in SG&A expense included an increase of $953 thousand in utility expense, $392 thousand in marketing expense and $202 thousand in other store expense. We had decreases of $171 thousand in repairs and maintenance and $306 thousand in supplies expense.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was higher by $335 thousand in the first twenty-six weeks of 2000. Included in depreciation for the first twenty-six weeks of 2001 is a $583 thousand write down of impaired assets.

         INCOME TAXES. Income tax expense of $438 thousand and $965 thousand was provided in the twenty-six weeks of 2001 and 2000, respectively. Our effective tax rate is lower than the statutory Federal rate of 35% due to interest expense on restructured debt, which is reported as additional debt rather than interest expense pursuant to SFAS 15.

LIQUIDITY AND CAPITAL RESOURCES

         During the twenty-six weeks ended July 3, 2001, cash provided by operating activities was $6.2 million compared to $7.5 million in the same period of 2000. We made capital expenditures of $1.2 million during the first twenty-six weeks of 2001 compared to $8.2 million during the same period of 2000. The $8.2 million spent in 2000 included capital expenditures on three new units and expenditures on the final phase of our re-imaging program. Due to the cash management provision under our new revolving credit facility, cash and temporary investments were $0 and cash overdraft (included in accounts payable) was ($.5) million at July 3, 2001 compared to cash and temporary investments of $2.3 million at June 27, 2000 and $5.7 million at January 3, 2001. Our current ratio was .42:1 at July 3, 2001 compared to
 .48:1 at June 27, 2000 and .57:1 at January 2, 2001. Total assets at July 3, 2001 aggregated $81.1 million, compared to $90.3 million at June 27, 2000 and $89.4 million at January 2, 2001.

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

         As a result of retiring the 12% Senior Secured Notes, we have been legally released as obligors and reported an extraordinary pre-tax gain of $3.6 million in the second quarter of fiscal 2001.

         In order to hedge exposure to cash flow risk associated with variable interest rates, we entered into an interest rate swap with a notional amount of $20 million for a two-year term. Under the interest rate swap, we receive variable interest rate payments based on LIBOR and make fixed interest rate payments at 4.99%.

RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001 the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." Statement 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method, and Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. As of June 30, 2001, there is no impact to the

Company's financial statements as we have not entered into any business combinations and have not acquired goodwill.

         Also, the FASB has voted to issue Statement No. 143 "Accounting for Asset Retirement Obligations" which establishes requirements for the accounting of removal-type costs associated with asset retirements. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently assessing the impact on its financial statements.

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

         We are exposed to market risk from changes in interest rates affecting our variable rate debt. We use an interest rate swap to manage the cash flow risk on $20 million of our variable rate debt. The impact on our results of operations for the quarter of a one point interest rate change on the outstanding balance of our variable rate debt is approximately $100 thousand. We do not use derivatives for trading purposes.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         The 2001 Annual Meeting of Stockholders was held on May 22, 2001. At the meeting, Stockholders voted to elect seven directors to serve one-year terms.

         Following is a summary of the votes cast for each Director nominee:

                                                        FOR            AGAINST          WITHHELD
                                                     ---------         -------          --------
                  Margaret B. Hampton                8,367,895            -              12,602
                  Damien Kovary                      8,367,889            -              10,748
                  Robert N. Dangremond               8,366,041            -              10,754
                  Max Pine                           8,366,883            -              11,760
                  Phillip Ratner                     8,366,876            -              11,767
                  Barry W. Ridings                   8,366,866            -              11,777
                  Robert Sullivan                    8,366,396            -              12,247

Item 5. is not applicable and has been intentionally omitted.

Item 6.  Exhibits and Reports on Form 8-K

         None.


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DATE:  August 15, 2001     FURR'S RESTAURANT GROUP, INC.


                           /S/ PAUL G. HARGETT
                           -----------------------------------------------------
                           Paul G. Hargett
                           Executive Vice President and Chief Financial Officer



                           /S/ NANCY ELLEFSON
                           -----------------------------------------------------
                           Nancy Ellefson
                           Principal Accounting Officer