Form 10-Q
period 2001-10-02
FURRS RESTAURANT GROUP INC
filed 2001-11-16
CIK 872548

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


           [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended October 2, 2001


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


                                   YES _X_  NO __

--------------------------------------------------------------------------------
             As of November 2, 2001 there were 9,767,926 shares of Common Stock outstanding.


                           FURR'S RESTAURANT GROUP, INC.



                                      INDEX


PART I.  FINANCIAL INFORMATION                                                                      PAGE
                                                                                                    ----

         Item 1.      Financial Statements

                      Condensed Consolidated Balance Sheets -
                      October 2, 2001 (Unaudited) and January 2, 2001                                 3

                      Unaudited Condensed Consolidated Statements of Operations
                      - For the thirteen weeks ended October 2, 2001
                      and September 26, 2000                                                          5

                      Unaudited Condensed Consolidated Statements of
                      Operations- For the thirty-nine weeks ended October 2, 2001
                      and September 26, 2000                                                          6

                      Unaudited Condensed Consolidated Statement of Changes
                      in Stockholders' Equity (Deficit) - For the thirty-nine weeks
                      ended October 2, 2001                                                           7

                      Unaudited Condensed Consolidated Statements of
                      Cash Flows - For the thirty-nine weeks ended
                      October 2, 2001 and September 26, 2000                                          8

                      Notes to Unaudited Condensed Consolidated
                      Financial Statements                                                            9

         Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                            12

         Item 3.      Quantitative and Qualitative Disclosure About Market Risk                      15


PART II. OTHER INFORMATION

         Item 1.      Legal Proceedings                                                              16

         Item 6.      Exhibits and Reports on Form 8-K                                               16


SIGNATURES                                                                                           16


                                      PART I. FINANCIAL INFORMATION



Item 1.  Financial Statements


                                  FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                         OCTOBER 2, 2001 AND JANUARY 2, 2001
                                  (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)



                                                                               (Unaudited)
                                                                                October 2,
                                                                                   2001             January 2, 2001
                                                                             -----------------     -----------------
ASSETS

CURRENT ASSETS:
         Cash and cash equivalents                                             $          -           $     5,694
         Accounts and notes receivable, net                                           2,077                 1,260
         Inventories                                                                  7,476                 6,908
         Prepaid expenses and other                                                   2,819                   887
                                                                             -----------------     -----------------

         Total current assets                                                        12,372                14,749
                                                                             -----------------     -----------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                   45,840                54,876

DEFERRED TAX ASSETS                                                                  19,321                19,178
DEFERRED LOAN COSTS, NET                                                              2,611                     -
OTHER ASSETS                                                                            628                   628
                                                                             -----------------     -----------------

TOTAL ASSETS                                                                   $     80,772           $    89,431
                                                                             =================     =================
















                                                    (Continued)

                                 FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                        OCTOBER 2, 2001 AND JANUARY 2, 2001
                                (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE AMOUNTS)



                                                                                    (Unaudited)
                                                                                     October 2,           January 2,
                                                                                        2001                 2001
                                                                                  ----------------     ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
         Current maturities of long-term debt                                       $     4,825          $     3,000
         Trade accounts payable                                                           9,201                6,051
         Other payables and accrued expenses                                             12,329               15,859
         Derivative liability, current                                                      470                    -
         Reserve for store closings, current                                                714                  795
                                                                                  ----------------     ----------------

         Total current liabilities                                                       27,539               25,705
                                                                                  ----------------     ----------------

RESERVE FOR STORE CLOSINGS, NET OF CURRENT
    MATURITIES                                                                            1,853                2,270

LONG-TERM DEBT, NET OF CURRENT PORTION                                                   35,675               52,219

OTHER PAYABLES                                                                            9,671               10,197

DERIVATIVE LIABILITY, NET OF CURRENT PORTION                                                174                    -

EXCESS OF FUTURE LEASE PAYMENTS OVER FAIR VALUE,
    NET OF AMORTIZATION                                                                   1,195                1,474


STOCKHOLDERS' EQUITY (DEFICIT):
         Preferred Stock, $.01 par value; 5,000,000 shares authorized,
                  none issued                                                                 -                    -
         Common Stock, $.01 par value; 15,000,000 shares authorized,
                  9,767,926 shares issued and outstanding                                    98                   98
         Additional paid-in capital                                                      56,407               56,386
         Accumulated other comprehensive loss                                            (3,933)              (3,521)
         Accumulated deficit                                                            (47,907)             (55,397)
                                                                                  ----------------     ----------------

                  Total stockholders' equity (deficit)                                    4,665               (2,434)
                                                                                  ----------------     ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
    (DEFICIT)                                                                       $    80,772          $    89,431
                                                                                  ================     ================


See accompanying notes to condensed consolidated financial statements.

                         FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THIRTEEN WEEKS ENDED OCTOBER 2, 2001 AND SEPTEMBER 26, 2000
                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                           Thirteen weeks ended
                                                                                  --------------------------------------
                                                                                      October 2,          September 26,
                                                                                        2001                  2000
                                                                                  ----------------     -----------------
Sales                                                                              $     45,351          $       49,597

Costs and expenses:
         Cost of sales (excluding depreciation)                                          13,040                  14,644
         Selling, general and administrative                                             27,965                  30,149
         Depreciation and amortization                                                    2,354                   2,734
                                                                                  ----------------     -----------------
                                                                                         43,359                  47,527
                                                                                  ----------------     -----------------

                 Operating income                                                         1,992                   2,070

Gain on disposal of assets                                                                  (22)                   (100)
Interest expense                                                                          1,128                      87
                                                                                  ----------------     -----------------

                 Earnings before income taxes                                               886                   2,083

Income tax expense (benefit)                                                               (349)                    361
                                                                                  ----------------     -----------------

                 Net income                                                        $      1,235          $        1,722
                                                                                  ================     =================

Weighted average number of shares of common stock outstanding:
         Basic                                                                        9,767,926               9,757,918
                                                                                  ================     =================
         Diluted                                                                      9,771,203               9,758,558
                                                                                  ================     =================

Net income per share:
         Basic                                                                     $       0.13          $        0.18
                                                                                  ================     =================
         Diluted                                                                   $       0.13          $        0.18
                                                                                  ================     =================





See accompanying notes to condensed consolidated financial statements.

                 FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 2, 2001 AND SEPTEMBER 26, 2000
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                        Thirty-nine weeks ended
                                                                                 --------------------------------------
                                                                                   October 2,          September 26,
                                                                                      2001                 2000
                                                                                 ---------------     ------------------
Sales                                                                              $  140,393          $      145,549

Costs and expenses:
         Cost of sales (excluding depreciation)                                        40,332                  42,869
         Selling, general and administrative                                           86,179                  87,387
         Depreciation and amortization                                                  8,002                   8,047
                                                                                 ---------------     ------------------
                                                                                      134,513                 138,303
                                                                                 ---------------     ------------------

                Operating income                                                        5,880                   7,246

Gain on disposal of assets                                                               (366)                   (585)
Interest expense                                                                        2,307                     259
                                                                                 ---------------     ------------------

                Earnings before income taxes and extraordinary item                     3,939                   7,572

Income tax expense                                                                         89                   1,326
                                                                                 ---------------     ------------------

                Earnings before extraordinary item                                      3,850                   6,246

Extraordinary gain on retirement of debt                                                3,640                       -
                                                                                 ===============     ==================

                Net income                                                         $    7,490          $        6,246
                                                                                 ===============     ==================

Weighted average number of shares of common stock outstanding:
         Basic                                                                      9,759,345               9,757,918
                                                                                 ===============     ==================
         Diluted                                                                    9,761,169               9,761,262
                                                                                 ===============     ==================

Earnings before extraordinary item per share:
         Basic                                                                     $     0.40          $         0.64
                                                                                 ===============     ==================
         Diluted                                                                   $     0.40          $         0.64
                                                                                 ===============     ==================

Extraordinary item per share:
         Basic                                                                     $     0.37          $            -
                                                                                 ===============     ==================
         Diluted                                                                   $     0.37          $            -
                                                                                 ===============     ==================

Net income per share:
         Basic                                                                     $     0.77          $         0.64
                                                                                 ===============     ==================
         Diluted                                                                   $     0.77          $         0.64
                                                                                 ===============     ==================


See accompanying notes to condensed consolidated financial statements.

                              FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                           UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                                     IN STOCKHOLDERS' EQUITY (DEFICIT)
                              FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 2, 2001
                                         (DOLLARS IN THOUSANDS)


                                                                                       Accumulated
                                                                          Additional       Other
                                                     Preferred   Common    Paid-In     Comprehensive    Accumulated
                                                       Stock      Stock    Capital         Loss           Deficit       Total
                                                    ----------- -------- ------------ ---------------  -------------  ----------
BALANCE, JANUARY 2, 2001                            $         - $     98 $     56,386 $        (3,521) $     (55,397) $   (2,434)

Change in fair value of estimated cash
   flows related to interest rate swap,
   net of tax                                                                                    (430)                      (430)

Reclassification of interest rate swap
   to earnings, net of tax                                                                         18                         18

Stock issued                                                                       21                                         21

Net income                                                    -        -            -               -          7,490       7,490
                                                    ----------- -------- ------------ ---------------  -------------  ----------

BALANCE, OCTOBER 2, 2001                            $         - $     98 $     56,407 $        (3,933) $     (47,907) $    4,665
                                                    =========== ======== ============ ===============  =============  ==========















See accompanying notes to condensed consolidated financial statements.

                              FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

                       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (DOLLARS IN THOUSANDS)



                                                                                       Thirty-nine weeks ended
                                                                                 ----------------------------------
                                                                                   October 2,        September 26,
                                                                                      2001               2000
                                                                                 --------------- ------------------
Cash flows from operating activities:
    Net income                                                                      $    7,490        $     6,246
       Adjustments to reconcile net income to net cash provided by operating activities:
             Depreciation and amortization                                               8,002              8,047
             Amortization of deferred loan costs                                           313                  -
             Deferred tax expense                                                           89              1,326
             Gain on disposal of assets                                                   (366)              (585)
             Extraordinary gain on debt refinancing                                     (3,640)                 -
             Changes in operating assets and liabilities:
                Accounts and notes receivable                                             (703)              (334)
                Inventories                                                               (568)              (168)
                Prepaid expenses and other                                              (2,270)              (439)
                Reserve for store closings                                                (498)              (576)
                Trade accounts payable, other payables, accrued
                  expenses and other liabilities                                        (2,952)            (2,836)
                                                                                 --------------- ------------------

             Net cash provided by operating activities                                   4,897             10,681
                                                                                 --------------- ------------------

Cash flows from investing activities:
    Purchases of property, plant and equipment                                          (1,968)           (11,577)
    Proceeds from the sale of property, plant and equipment                              2,975                718
                                                                                 --------------- ------------------

             Net cash provided by (used in) investing activities                         1,007            (10,859)
                                                                                 --------------- ------------------

Cash flows from financing activities:
    Payment of indebtedness                                                            (11,079)            (2,746)
    Payment of loan costs                                                               (2,924)                 -
    Increase in cash overdraft                                                           2,384                  -
    Issuance of stock                                                                       21                  -
                                                                                 --------------- ------------------

             Net cash used in financing activities                                     (11,598)            (2,746)
                                                                                 --------------- ------------------

Decrease in cash and cash equivalents                                                   (5,694)            (2,924)

Cash and cash equivalents at beginning of period                                         5,694              5,172
                                                                                 --------------- ------------------

Cash and cash equivalents at end of period                                          $        -        $     2,248
                                                                                 =============== ==================

Supplemental disclosure of cash flow information:
    Cash paid for interest (including $3,364 in 2001 and $2,746 in 2000
      classified as payment of indebtedness.)                                       $    4,790        $     3,006
                                                                                 =============== ==================

    Cash paid for income taxes                                                      $        -        $         -
                                                                                 =============== ==================

Noncash investing and financing activities:
    Receivable related to involuntary equipment conversion                          $      114        $         -
                                                                                 =============== ==================


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

EARNINGS PER SHARE

         The following table reconciles the denominators of basic and diluted earnings per share for the periods ended October 2, 2001 and September 26, 2000.



                                                 Thirteen Weeks Ended                    Thirty-nine Weeks Ended
                                          ------------------------------------     ------------------------------------
                                             October 2,         September 26,         October 2,         September 26,
                                               2001                 2000                2001                2000
                                          --------------     -----------------     --------------    ------------------
Weighted average common shares
       outstanding-basic                     9,767,926             9,757,918          9,759,345             9,757,918
Options                                          3,277                   640              1,824                 3,344
                                          --------------     -----------------     --------------    ------------------

Weighted average common shares
       outstanding-diluted                   9,771,203             9,758,558          9,761,169             9,761,262
                                          ==============     =================     ==============    ==================


         The following table sets forth the options and warrants that were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common shares and therefore, the effect would be anti-dilutive.



                                                 Thirteen Weeks Ended                    Thirty-nine Weeks Ended
                                          ------------------------------------     ------------------------------------
                                            October 2,          September 26,         October 2,         September 26,
                                               2001                 2000                2001                2000
                                          --------------     -----------------     --------------    ------------------
Options                                      531,000              890,415              558,000             840,665
Warrants                                           -              512,246                    -             512,246


COMPREHENSIVE INCOME

         The following table sets forth the components of comprehensive income for the periods ended October 2, 2001 and September 26, 2000:



                                                  Thirteen Weeks Ended                    Thirty-nine Weeks Ended
                                           ------------------------------------     ------------------------------------
                                              October 2,         September 26,         October 2,         September 26,
                                                2001                 2000                2001                2000
                                           --------------     -----------------     --------------    ------------------
    Net income                                   $1,235              $1,722              $7,490              $6,246
    Fair value of estimated cash flows
       related to interest rate swap,
       net of tax                                  (195)                  -                (412)                  -
                                           --------------     -----------------     --------------    ------------------
                                                 $1,040              $1,722              $7,078              $6,246
                                           ==============     =================     ==============    ==================


INCOME TAXES

         The Company has provided income tax expense (benefit) of ($349) and $89 for the thirteen weeks and thirty-nine weeks ended October 2, 2001, respectively. The effective income tax rate is lower than the statutory Federal rate of 35% due to interest expense reported as additional debt rather than interest expense pursuant to Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings" ("SFAS 15"). There is no income tax expense associated with the extraordinary gain as this represents early disposition of remaining restructured debt interest under SFAS 15.

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

         The Credit Agreement provides that the Company can borrow up to $20,000 on a revolving basis until April 2006, of which $9,000 was drawn at closing, with the remaining $11,000 of available borrowings to be used for working capital and capital expenditures. The Credit Agreement contains a $30,000 Term Loan A and a $5,000 Term Loan B. The Term Loan A and Term Loan B provide for quarterly amortization through April 2006 and April 2007, respectively, with the remaining amounts outstanding then due. The Company's obligations under the Credit Agreement are secured by a security interest in and liens upon substantially all of the Company's assets.

         As a result of retiring the 12% Senior Secured Notes, the Company reported an extraordinary gain of $3,640 in the second quarter of fiscal 2001.

BUSINESS SEGMENTS

         Following is a summary of segment information of the Company for the thirteen weeks ended October 2, 2001 and September 26, 2000:

                                             CAFETERIAS     DYNAMIC FOODS       TOTAL
                                             ----------     -------------       -----
2001:
    External revenues                         $ 44,857         $   494        $ 45,351
    Intersegment revenues                            -          12,764          12,764
    Depreciation and amortization                2,096             258           2,354
    Segment profit                               1,744             270           2,014

2000:
    External revenues                         $ 49,130         $   467        $ 49,597
    Intersegment revenues                            -          15,386          15,386
    Depreciation and amortization                2,463             271           2,734
    Segment profit                               1,951             219           2,170


         Following is a summary of segment information of the Company for the thirty-nine weeks ended October 2, 2001 and September 26, 2000:

                                             CAFETERIAS     DYNAMIC FOODS       TOTAL
                                             ----------     -------------       -----
2001:
    External revenues                        $ 139,068         $  1,325        $ 140,393
    Intersegment revenues                            -           42,539           42,539
    Depreciation and amortization                7,220              782            8,002
    Segment profit                               5,137            1,109            6,246

2000:
    External revenues                        $ 144,339         $  1,210        $ 145,549
    Intersegment revenues                            -           45,523           45,523
    Depreciation and amortization                7,261              786            8,047
    Segment profit                               7,196              635            7,831

         Following is a reconciliation of reportable segments to the Company's consolidated totals for the periods ended October 2, 2001 and September 26, 2000:

                                          Thirteen Weeks Ended               Thirty-nine Weeks Ended
                                     ------------------------------       ----------------------------
                                     October 3,       September 26,       October 2,     September 26,
                                        2001               2000             2001              2000
                                     ----------       -------------       ----------     -------------
Revenues
  Total revenues of reportable
     segments                         $  58,115         $  64,983         $ 182,932         $ 191,072
  Elimination of inter-segment
     revenue                            (12,764)          (15,386)          (42,539)          (45,523)
                                      ---------         ---------         ---------         ---------
Total consolidated revenues           $  45,351         $  49,597         $ 140,393         $ 145,549
                                      =========         =========         =========         =========

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED OCTOBER 2, 2001 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 26, 2000:

         Sales for the third fiscal quarter of 2001 were $45.4 million, a decrease of $4.2 million from the same quarter of 2000. Operating income for the third quarter of 2001 was $2.0 million compared to $2.1 million in the comparable period in the prior year. Net income for the third quarter of 2001 was $1.2 million compared to $1.7 million in the third quarter 2000.

         SALES. Restaurant sales in comparable units (units open a minimum of 16 months) decreased $1.0 million, or 2.24%, in the third quarter of 2001 over the same quarter of 2000. Two factors contributed to the slightly more negative sales in this quarter. First, sales were temporarily impacted in the days immediately following the tragedies of September 11, and secondly, the Company did not promote the same price discount strategy as it did during the prior year. Sales of nine units closed subsequent to the third quarter of 2000 were $2.7 million during the third quarter of 2000 accounting for almost two-thirds of the sales decrease in the third quarter of 2001. Sales by Dynamic Foods to third parties were $494 thousand in the third quarter of 2001, $27 thousand higher than third quarter of 2000.

         COST OF SALES. Cost of sales was 28.8% of sales for the third quarter of 2001, a 70 basis point improvement from the 29.5% of sales for the third quarter of 2000. Cost of sales in third quarter of 2000 was negatively impacted by the price discounting promotions run during that quarter.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expense was lower in the aggregate by $2.2 million in the third quarter of 2001 as compared to 2000, principally due to fewer restaurants in operation in the current year. The change in SG&A expense included decreases of $1.4 million in labor related expenses, $.2 million in repairs and maintenance, $.2 million in supplies expense and $.3 million in other store expense.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was lower by $392 thousand in the third quarter of 2001 due to the closure of nine units since third quarter 2000.

         INTEREST EXPENSE. Interest expense was $1.0 million higher in the third quarter of 2001 due to the interest associated with the 12% Senior Secured Notes reported as additional debt rather than interest expense during 2000 pursuant to SFAS 15.

         INCOME TAXES. Income tax expense (benefit) of ($349) thousand and $361 thousand was provided in the third quarter of 2001 and 2000, respectively. Our effective tax rate is lower than the statutory Federal rate of 35% due to interest expense on restructured debt, which is reported as additional debt rather than interest expense pursuant to SFAS 15. The third quarter 2001 income tax benefit is due to a reduction in the estimated effective income tax rate for fiscal 2001 compared to the previous estimate which is accounted for prospectively during the fiscal year.

THIRTY-NINE WEEKS ENDED OCTOBER 2, 2001 COMPARED TO THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2000:

         Sales for the first thirty-nine weeks of 2001 were $140.4 million, a decrease of $5.2 million from the same period of 2000. Operating income for the first thirty-nine weeks of 2001 was $5.9 million compared to $7.2 million in the comparable period in the prior year. Net income for the first thirty-nine weeks of 2001 was $7.5 million compared to $6.2 million in the same period of 2000 and includes an extraordinary gain of $3.6 million realized as a result of early retirement of debt and the associated interest that had been classified as additional debt pursuant to SFAS 15.

         SALES. Restaurant sales in comparable units (units open a minimum of 16 months) decreased $2.2 million, or 1.6%, in the first thirty-nine weeks of 2001 over the same period of 2000. The nine closed units represented year-to-date sales of $6.2 million in the prior year. New units represented additional sales of $2.7 million for 2001. Sales by Dynamic Foods to third parties were $115 thousand higher in the first thirty-nine weeks of 2001 than that of the comparable period of 2000.

         COST OF SALES. Cost of sales was 28.7% of sales for the first thirty-nine weeks of 2001, a 70 basis point improvement from the 29.4% of sales for the same period of 2000. As a percentage of sales, cost of sales during 2000 was negatively impacted by price discounting promotions run periodically throughout the year.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expense was lower in the aggregate by $1.2 million in the first thirty-nine weeks of 2001 as compared to 2000. The change in SG&A expense included increases of $866 thousand in utility expense and $361 thousand in marketing expense, and decreases of $1.9 million in labor and related expenses, $359 thousand in repairs and maintenance and $498 thousand in supplies expense.

         INTEREST EXPENSE. Interest expense was $2.0 million higher for the first 39 weeks of 2001 due to the interest associated with the 12% Senior Secured Notes reported as additional debt rather than interest expense during 2000 pursuant to SFAS 15.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was lower by $45 thousand in the first thirty-nine weeks of 2001. Included in depreciation for the first thirty-nine weeks of 2001 is a $583 thousand write down of impaired assets.

         INCOME TAXES. Income tax expense of $89 thousand and $1,326 thousand was provided in the thirty-nine weeks of 2001 and 2000, respectively. Our effective tax rate is lower than the statutory Federal rate of 35% due to interest expense on restructured debt, which is reported as additional debt rather than interest expense pursuant to SFAS 15. During the third quarter 2001, the Company reduced its estimated effective tax rate for fiscal 2001, the effect of which is accounted for prospectively during the fiscal year.

         EXTRAORDINARY GAIN ON RETIREMENT OF DEBT. As a result of retiring the 12% senior Secured Notes, the Company reported an extraordinary gain of $3.6 million in the second quarter of fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

         During the thirty-nine weeks ended October 2, 2001, cash provided by operating activities was $4.9 million compared to $10.7 million in the same period of 2000. We made capital expenditures of $2.0 million during the first thirty-nine weeks of 2001 compared to $11.6 million during the same period of 2000. The $11.6 million spent in 2000 included capital expenditures on three new units and expenditures on the final phase of our re-imaging program. Due to the cash management provision under our new revolving credit facility, cash and temporary investments were $0 and cash overdraft (included in accounts payable) was ($2.4) million at October 2, 2001 compared to cash and temporary investments of $2.2 million at September 26, 2000 and $5.7 million at January 2, 2001. Our current ratio was .45:1 at October 2, 2001 compared to .46:1 at September 26, 2000 and .57:1 at January 2, 2001. Total assets at October 2, 2001 aggregated $80.8 million, compared to $88.9 million at September 26, 2000 and $89.4 million at January 2, 2001.

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

         The Credit Agreement provides that we can borrow up to $20 million on a revolving basis until April 2006, of which $9 million was drawn at closing, with the remaining $11 million of available borrowings to be used for working capital and capital expenditures. The Credit Agreement contains a $30 million Term Loan A and a $5 million Term Loan B. The Term Loan A and Term Loan B provide for quarterly amortization through April 2006 and April 2007, respectively, with the remaining amounts outstanding then due.

         As a result of retiring the 12% Senior Secured Notes, we reported an extraordinary pre-tax gain of $3.6 million in the second quarter of fiscal 2001.

         In order to hedge exposure to cash flow risk associated with variable interest rates, we entered into an interest rate swap with a notional amount of $20 million for a two-year term. Under the interest rate swap, we receive variable interest rate payments based on LIBOR and make fixed interest rate payments at 4.99%.


RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001 the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." Statement 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method, and Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. As of October 2, 2001, there is no impact to the Company's financial statements as we have not entered into any business combinations and have not acquired goodwill.

         Also, the FASB has recently issued Statement No. 143 "Accounting for Asset Retirement Obligations," and Statement No. 144 "Accounting for the Impairment of Disposal of Long-Lived Assets." Statement 143 establishes requirements for the accounting of removal-type costs associated with asset retirements and Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged and Statement 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years.

         The Company is currently assessing the impact of these standards on its financial statements.

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


Item 6.       Exhibits and Reports on Form 8-K

        (a)   Exhibits
              --------

                11.1 Employment Agreement, dated as of October 9, 2001, between Craig S. Miller and Furr's Restaurant Group,
                       Inc.
                11.2 Nonqualified Stock Option Agreement, effective as of October 9, 2001, between Craig S. Miller and Furr's Restaurant Group, Inc.
                11.3 Stock Grant Agreement, effective as of November 5, 2000, between Craig S. Miller and Furr's Restaurant Group, Inc.

        (b)   Reports on Form 8-K
              -------------------

                A report on Form 8-K was filed on October 17, 2001 with respect to the appointment of Craig S. Miller as President and Chief Executive Officer of the Company and his election as a member of the Company's Board of Directors.






SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





DATE:      November 14, 2001               FURR'S RESTAURANT GROUP, INC.


                                           /s/ Craig S. Miller
                                           -------------------------------------
                                           Craig S. Miller
                                           President and Chief Executive Officer



                                           /s/ Nancy Ellefson
                                           -------------------------------------
                                           Nancy Ellefson
                                           Vice President - Finance