Form 10-K
period 2002-01-01
FURRS RESTAURANT GROUP INC
filed 2002-04-01
CIK 872548

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
             FORM 10-K

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
             ACT OF 1934

             For the fiscal year ended January 1, 2002

OR

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

Commission file number 1-10725
           FURR'S RESTAURANT GROUP, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	75-2350724
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3001 E. PRESIDENT GEORGE BUSH HIGHWAY, RICHARDSON,TX	75082
(Address of principal executive office)	(Zip Code)

             Registrant's telephone number, including area code (972) 808-2923

             Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common Stock, par value	American Stock Exchange
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

YES  X    NO

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the Voting Stock held by non-affiliates of the Registrant, based upon the closing price of the registrant's Common Stock on March 18, 2002, was $23,247,664.

         The number of shares outstanding of each of the registrant's classes of stock as of the latest practicable date are as follows:

Shares Outstanding
Class	as of March 18, 2002.
Common Stock, par value $.01 per share	9,767,926

         Portions of the definitive proxy statement relating to the 2002 annual meeting of stockholders are incorporated by reference in Part III.

FURR'S RESTAURANT GROUP, INC.
FORM 10-K
ANNUAL REPORT

TABLE OF CONTENTS

Page

PART I

Item 1.	Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3
Item 2.	Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	6
Item 3.	Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	7
Item 4.	Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	7

PART II

Item 5.	Market for Registrant's Common Equity and
	Related Stockholder Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	8
Item 6.	Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	8
Item 7.	Management's Discussion and Analysis of Financial
	Conditions and Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	9
Item 8.	Financial Statements and Supplementary Data. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	15
Item 9.	Changes In and Disagreements with Accountants on
	Accounting and Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	16

PART III

Item 10.	Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	16
Item 11.	Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	16
Item 12.	Security Ownership of Certain Beneficial
	Owners and Management and Related Stockholder Matters . . . . . . . . . . . . . . . . . . .	16
Item 13.	Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	16

PART IV

Item 14.	Exhibits, Financial Statement Schedule and Reports
	on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	16
Signatures	. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	19

PART I

Item 1.    Business

General

           Furr's Restaurant Group, Inc. (the "Company" or "Furr's"), formerly known as Furr's/Bishop's, Incorporated was incorporated in Delaware in 1991 and, through its subsidiaries, is one of the largest operators of family-style cafeteria restaurants in the United States. We believe that our cafeterias and buffets, which are operated under the "Furr's" and "Bishop's" names, are well recognized in their regional markets for their value, convenience, food quality and friendly service. Our 89 cafeterias and two buffets are located in 11 states in the Southwest, West and Midwest. In addition, we operate Dynamic Foods, our food preparation, processing and distribution division, in Lubbock, Texas. Dynamic Foods provides in excess of 85% of the food and supply requirements of our cafeteria and buffet restaurants. Dynamic Foods also sells bakery items and various prepared foods to the restaurant, food service and retail markets.

Family Dining Division

           The Family Dining Division consists of 89 cafeterias and two pay-at-the-door buffet-style restaurants operated by Cafeteria Operators, L.P., an indirect wholly owned partnership subsidiary of Furr's ("Cafeteria Operators").

           Cafeterias. Cafeterias occupy a long-standing niche in the food service industry, providing the customer with a pleasant, moderately priced alternative to fast-food chains and conventional full-service restaurants. Our cafeterias offer a wide variety of meals appealing to a broad range of personal tastes, including chicken, beef, fish and pasta entrees; soup, salad and vegetable choices; non-alcoholic beverages; and freshly baked pies and cakes. The food is prepared for serving by the individual cafeteria. The Company's cafeterias are generally characterized by quick service and modest average prices per guest. Guest tickets for the fiscal years ended January 1, 2002, January 2, 2001 and December 28, 1999 averaged approximately $6.27, $6.00 and $5.97, respectively. Our cafeterias average approximately 10,000 square feet in size and have average seating capacity for approximately 300 guests. Since 1989, virtually all of our cafeterias have featured "All-You-Can-Eat" at a fixed price all day, every day, as well as the traditional "a la carte" pricing alternative. Beginning in February of 2002, we have added two meal options to our "All-You-Can-Eat" and "a la carte" format. These meal options offer an entree, either two or four sides and a roll for a fixed price, lower than the "All-You-Can-Eat" price. An entree can be a salad, soup, vegetable or dessert. This enhances our flexibility to allow customers to choose the pricing and dining format which they find the most attractive and fits their budget.

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

           We opened a new prototype in El Paso, Texas, built from the ground up, under the name "Furr's Family Buffet" in June 2000. This buffet unit is approximately 11,000 square feet and can seat approximately 420 guests. The restaurant is open to guests every day of the year, 12 hours per day for lunch and dinner with breakfast available on Saturdays and Sundays. Guest tickets for the fiscal years ended January 1, 2002 and January 2, 2001 averaged $6.32 and $6.29, respectively. Our other buffet unit is a converted cafeteria that is approximately 10,000 square feet in size and has seating capacity for approximately 300 guests. Guest tickets for the fiscal years ended January 1, 2002 and January 2, 2001 averaged $6.10 and $6.08, respectively.

Marketing and Advertising

           Our marketing program utilizes a variety of media to attract customers to our restaurants and to create a targeted image for our restaurants. We utilize point of sale advertising within our restaurants to focus customers on the various food items and promotions being offered at the restaurant. Television advertisements are used to enhance our image with respect to food quality and value pricing. Also, billboard advertising, newspaper and direct mail programs within the communities in which we have a large presence are used to direct customers to our restaurants and to promote specific programs, including the one-price "All-You-Can-Eat" concept, and more recently, the two new meal options that are available. We frequently use all of our marketing tools together to promote the concept. In addition, store managers and other personnel are encouraged to participate in local public relations and promotional efforts.

Dynamic Foods

           We operate Dynamic Foods, a food purchasing, processing and distribution facility in Lubbock, Texas that supplies in excess of 85% of the food and supply requirements of our family dining restaurants, providing us with uniform quality control and the ability to make volume purchases. In addition, management believes that there is significant potential for utilizing the available excess capacity at Dynamic Foods by increasing sales to third parties. In fiscal 2001, third party sales by Dynamic Foods aggregated $2.2 million, the highest volume of outside sales in recent years. We have partnered with a restaurant product development/sales company for whom we manufacture products this company develops and sells to third party restaurants.

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

           The general managers of our family dining restaurants report to 10 regional managers who, in turn, report to the Vice President of Field Operations. The general managers have responsibility for day-to-day operations, including food ordering, labor scheduling, menu planning, customer relations and personnel hiring and supervision. The regional managers visit each restaurant regularly and work with the in-store managers to evaluate and maintain overall operating standards. They also make financial and quality control checks, train personnel in operating procedures and evaluate procedures developed by cafeteria and buffet personnel for possible use in all our family dining units.

Service Marks and Trademarks

           We utilize and are dependent upon certain registered service marks, including "Furr's," "Furr's Family Dining," "Furr's Cafeterias," "Bishop's Buffet" and "Dynamic Foods," and a stylized "F" trademarked by Furr's. These and other trademarks are current and are renewable on various dates through February 2008. We are not aware of any party who could prevail in a contest of the validity of such service marks and trademarks.

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

Working Capital Requirements

           Our restaurants' sales are collected immediately in cash or within several days from credit card companies. Funds available from cash sales are not needed to finance receivables and are generally not needed immediately to pay for food, supplies and certain other expenses of the restaurants. Therefore, our business and operations have not historically required proportionately large amounts of working capital, which is generally common among similar restaurant companies. As Dynamic Foods expands its sales to third parties, the accounts receivable and inventory related to such sales could require it to maintain additional working capital. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

           Neither Furr's nor any of its competitors has a significant share of the total food service market in any area in which we compete. We believe that our principal competitors are other cafeterias and buffets, moderately priced, conventional restaurants, fast-food outlets and eat-at-home alternatives. Many of our competitors, including our primary cafeteria and buffet competitors, have greater financial resources and lower total debt-to-equity ratios than Furr's. We compete with other food service outlets for management personnel based on salary, opportunity for advancement and stability of employment. We believe we offer existing and prospective management personnel an attractive compensation and benefits package with opportunity for advancement in a stable segment of the food service industry.

           The food manufacturing and distribution business is highly competitive and many of Dynamic Foods' competitors are large regional or national food processors and distributors with significantly greater financial resources than Furr's. Accordingly, there can be no assurance that Dynamic Foods will be able to generate significantly higher revenue or increase our profitability.

Capital Expenditure Program

           During the fiscal years ended January 1, 2002, January 2, 2001 and December 28, 1999, Furr's expended $4.1 million, $12.8 million and $19.9 million, respectively, for capital expenditures principally to maintain and remodel existing cafeterias, upgrade computer and information systems, construct three new units, relocate one unit and improve the facility operated by Dynamic Foods. The capital expenditures in 1999 were primarily due to a significant cafeteria reimaging program. In 2000, we spent $3.9 million to complete the reimage program (total of 43 restaurants reimaged) and $4.8 million to construct three new units and relocate one unit. The remaining units that were not selected for reimaging will be evaluated over the next few years and updated as necessary. Our 2001 expenditures were of a more routine nature related to ongoing enhancements at our units, corporate facilities, and Dynamic Foods. Our capital expenditure program enables us to maintain, update and improve our restaurants, expand our presence in the market place and increase our revenue and profitability.

           Subject to our ability to generate necessary funds from operations or obtain funds from other sources, we intend to pursue opening new restaurants each year. We anticipate expending approximately $5.6 million in fiscal year 2002 to open new restaurants and adequately maintain our existing facilities. No assurance can be given that we will generate sufficient funds from operations or obtain funds from other sources to enable us to fully implement the desired capital expenditures. Our ability to open new restaurants will depend, among other things, upon our ability to secure appropriate store locations on favorable terms and to identify, hire and train personnel for expansion. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Employees

           As of February 19, 2002, we employed approximately 4,700 persons, of whom approximately 3,600 were employed on a full-time basis. We employed approximately 320 persons as managers or assistant managers in restaurants, 10 persons as regional managers and approximately 47 persons in executive, administrative or clerical positions in the corporate office. None of our employees are covered by collective bargaining agreements. We believe we maintain good relations with our employees.

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

Item 2.    Properties

           Restaurant Locations. The following table sets forth the number of our restaurants operated in certain states as of February 19, 2002.

State	Number of Restaurants
Arizona	7
Arkansas	2
Colorado	6
Illinois	1
Iowa	5
Kansas	6
Missouri	2
Nevada	2
New Mexico	13
Oklahoma	10
Texas	37
91

           Site Selection. We generally intend to reposition existing restaurants or open new restaurants in markets in which our restaurants are presently located and in adjacent markets, in order to improve our competitive position and increase operating margins by obtaining economies of scale in merchandising, advertising, distribution, purchasing and supervision. The primary criteria considered in selecting new locations are a high level of customer traffic, convenience to both lunch and dinner customers in demographic groups that tend to favor our restaurants and the occupancy cost of the proposed restaurant. Our ability to open new restaurants depends on a number of factors, including our ability to find suitable locations and negotiate acceptable leases, our ability to attract and retain a sufficient number of qualified restaurant managers and the availability of sufficient capital resources.

           Properties. Forty-one of our restaurants are leased from third parties, another 32 are subleased under a master sublease agreement, nine are owned and are situated on land leased from third parties and nine are owned in fee simple. Most of the leases have initial terms of from 10 to 20 years and contain provisions permitting renewal for one or more specified terms at specified rental rates. Some leases provide for fixed annual rent plus rent based on a percentage of sales. The average restaurant contains approximately 10,000 square feet and seats approximately 300 guests.

           Dynamic Foods' food manufacturing and distribution facility contains approximately 175,000 square feet and is situated on approximately 24 acres owned by Furr's in fee simple in Lubbock, Texas. In addition, a grocery warehouse of approximately 36,000 square feet and a truck terminal of approximately 7,200 square feet are located adjacent to the distribution facility.

           Our executive offices are located in approximately 28,000 square feet of leased office space in Richardson, Texas, of which, approximately 10,000 square feet is unoccupied and available for sublease. We believe that the remaining space will be adequate to conduct our current operations for the foreseeable future.

           Additionally, we lease eight properties under a master sublease, lease one property from third parties and own two buildings situated on land leased from third parties, which are not used in our restaurant business and are leased to third parties or placed on the market for sale.

           We operate 38 restaurants which are leased from Kmart Corporation ("Kmart") under full premises or ground leases (the "Furr's/Kmart Leases"). Substantially all of these properties are themselves leased by Kmart from one of several parties who either own title to the properties or lease the properties from the titleholder (the "Owner/Kmart Leases"). Kmart filed a Chapter 11 bankruptcy proceeding in January 2002 and has announced its intention to "reject" the Owner/Kmart Leases and Furr's/Kmart Leases relating to one ground lease and 30 full premise leases. In response to this announcement, two of the property owners, accounting for 22 properties, have themselves filed Chapter 11 bankruptcy proceedings and it is unclear what action may be taken by various holders of mortgage loans secured by these properties.

           We believe that the United States Bankruptcy Code, applicable state law and the doubtful existence of more valuable uses of the leased premises all will support our continued occupancy of the former Kmart leased premises without a material adverse effect. However, the loss of possession of some of these restaurants could have a material adverse effect upon our results of operations and financial position, and could result in the occurrence of one or more events of default under our credit agreement.

           We have begun discussions with the relevant parties which are intended to result in the establishment of direct lease relationships with these parties on fair market terms and that do not include Kmart, but we are not able at this time to predict the results of these discussions. Management believes that the landowners are likely to accept market rents and that the properties generally do not have alternative uses that would offer an owner a higher economic return. Accordingly, we believe that the property owners/mortgage holders will not have an economic incentive to challenge our continued occupancy of the properties.

Item 3.    Legal Proceedings

           None.

Item 4.    Submission of matters to a Vote of Security Holders

           None.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

Common Stock

           The Common Stock, par value $.01 per share ("Common Stock"), is traded on the American Stock Exchange ("AMEX") under the symbol "FRG." As of March 18, 2002, there were 9,767,926 shares of Common Stock outstanding and approximately 4,200 record holders. The closing price of the Common Stock on March 18, 2002 was $2.38.

           No cash dividends have been declared or paid on the Common Stock during the past two fiscal years and to date. The terms of our indebtedness restricts our ability to pay dividends on the common stock. We do not anticipate paying dividends in the foreseeable future.

           The following table provides the high and low closing prices for each quarter of the last two fiscal years:

                            2000                          2001
                  --------------------------  ----------------------------
                    High             Low         High              Low
                    ----             ---         ----              ---
  First Quarter    $4.13            $2.81       $2.25            $1.75
  Second Quarter    3.19             2.63        3.00             1.78
  Third Quarter     3.38             2.75        3.25             2.20
  Fourth Quarter    2.94             1.00        2.90             2.25

Item 6.    Selected Financial Data (in thousands, except per share data)

Fiscal Years Ended
-------------------------------------------------------------------------------------------------

                            January 1,    January 2,   December 28,   December 29,   December 30,
                                 2002          2001           1999           1998           1997
                                 ----          ----           ----           ----           ----

Sales (1)                    $184,901      $196,047       $188,060       $188,208        $193,530

Net Income (loss) (4)           6,509         8,521         31,262         (1,229)         (5,396)

Income (loss) per common
   share, diluted (2) (4)        0.67          0.87           3.19          (0.13)          (0.55)

Total assets                   76,649        89,431         89,463         68,509          65,801

Long term obligations (3)      48,899        65,416         70,929         81,902          78,974
(1)	We closed five restaurants in 2001, five restaurants in 2000, two restaurants in 1999, four restaurants in 1998 and restaurants in 1997. We opened three restaurants in 2000 and one restaurant in 1999.
(2)	All years based on Common Stock outstanding after giving effect to the reverse stock split effected in 1999.
(3)	Consists of total long-term debt, including current maturities, and other payables, and includes $6,896,
$12,389, $17,882 and $23,374 of interest accrued to maturity on long-term debt in fiscal years ended
January 2, 2001, December 28, 1999, December 29, 1998 and December 30, 1997, respectively.
(4)	Includes extraordinary items as detailed in "Item 7" on page 9.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

           The Company's fiscal year is a 52-53 week year. Fiscal year 2000 included 53 weeks. Fiscal years 2001 and 1999 included 52 weeks.

The following table sets forth certain statement of operations data and restaurant data for the fiscal years indicated (dollars in thousands, except sales per unit):

                                                 2001           2000           1999
                                                 ----           ----           ----
Statement of operations data:

Sales                                          $184,901       $196,047       $188,060

Costs and expenses:
   Cost of sales (excluding depreciation)        53,746         57,376         56,036
     as a percent of sales                        29.07%         29.27%         29.80%

   Labor and related costs                       65,993         69,230         66,607
     as a percent of sales                        35.69%         35.31%         35.42%

   Occupancy and other expenses                  38,928         39,522         38,314
     as a percent of sales                        21.05%         20.16%         20.37%

   General and administrative expenses            9,980          8,901          8,281
     as a percent of sales                          5.4%          4.54%          4.40%

   Depreciation and amortization                 10,466         10,944         10,335
   Special charges                                    -              -            566
                                              ---------      ---------     ----------

   Total costs and expenses                     179,113        185,973        180,139
                                              ---------      ---------     ----------

Operating income                                  5,788         10,074          7,921
Gain (loss) on disposal of assets                   831            494           (125)
Interest expense                                  3,245            344            349
                                              ---------      ---------     ----------

Income before income taxes and
   extraordinary item                             3,374         10,224          7,447
Income tax expense (benefit)                        505          1,703        (23,815)
                                              ---------      ---------     ----------
Net income before extraordinary item              2,869          8,521         31,262
Extraordinary gain on retirement of debt          3,640              -              -
                                              ---------      ---------     ----------
Net income                                       $6,509         $8,521        $31,262
                                              =========      =========     ==========

Restaurant units in operation:
   Beginning of year                                 96             98             99
   Opened                                             -              3              1
   Closed                                            (5)            (5)            (2)
                                              ---------      ---------     ----------
   End of year                                       91             96             98
                                              =========      =========     ==========

Year over year comparable store sales change
   (for units open at year end and in
   operation a minimum of 16 months)              (1.60)%         (1.06)%        1.98%
                                              =========       =========    ==========

Average weekly sales per restaurant unit
   (for units open at year end and in
   operation a minimum of 16 months)            $37,569         $38,235        $36,701
                                              =========       =========    ===========

Fifty-two Weeks Ended January 1, 2002 Compared To Fifty-three Weeks Ended January 2, 2001

           Results of Operations.Sales for the fiscal year ended January 1, 2002 were $184.9 million or $3.6 million per week, a decrease of $11.1 million from the 53-week fiscal year ended January 2, 2001 or $.1 million per week. Comparable store sales decreased by $2.8 million, or 1.6%, in 2001 compared to 2000.

           Our net income was $6.5 million for fiscal 2001 comparing to a net income of $8.5 million for the prior year or $0.67 per share compared to $.87 per share, respectively. The operating results for 2001 included an extraordinary gain of $3.6 million. Before the extraordinary gain, net income for fiscal 2001 was $3.0 million, or $.30 per share

           Sales. Restaurant sales in comparable units were 1.6% lower in fiscal 2001 than 2000 adjusted to 52 weeks. Sales in 2001 were lower than the prior year by $11.1 million or $.1 million on a comparable weekly comparison. Revenues in fiscal year 2001 included $2.2 million of Dynamic Foods sales to third parties compared to $1.7 million in fiscal 2000, an increase of $9 thousand per week, or 27%.

           Costs of Sales. Cost of sales was 29.1% of sales for fiscal year 2001 compared to 29.3% for fiscal year 2000, due to aggressive buying strategies, menu mix and price increases to our customers.

           Labor and Related Costs. Labor and related costs were $3.2 million lower in fiscal year 2001 than 2000. Of the decrease, $1.3 million was due to the 53rd week in fiscal 2000. The remaining decrease was due to aggressive management of labor in response to decreased guest counts and fewer operating units during 2001.

           Occupancy and Other Expenses. Occupancy and other expenses decreased $.6 million in fiscal 2001 from 2000. These expenses were minimally impacted by the 53rd week in 2000 and includes increases of $.5 million in utilities due to natural gas price increases, $.8 million in marketing to generate increased sales and decreases of $.5 million in repairs and maintenance, $.6 million in supplies and $.3 million in other store expense.

           General and Administrative Expenses. General and administrative expenses were higher by $1.1 million in fiscal year 2001 compared to 2000. Of the increase, $.6 million was due to expenses incurred as a result of the prior CEO resignation and hiring of a new CEO. Another $.5 million is attributed to increased pension expense in 2001 principally as the result of lower investment return on plan assets.

           Depreciation and Amortization. Depreciation and amortization expense was $478 thousand lower than the prior year due to assets becoming fully depreciated during 2001 and a reduced level of capital expenditures in 2001 that impacted the amount of depreciation on new assets. We recognized asset impairments of $.7 million and $.4 million in fiscal years 2001 and 2000, respectively.

           Interest Expense. Interest expense was $3.2 million, which was higher than the prior year by $2.9 million. As discussed in note 3 to the consolidated financial statements, in accordance with Statement of Financial Accounting Standards No. 15 "Troubled Debt Restructurings" (SFAS 15), certain debt was recorded at the sum of all future principal and interest payments and there was no recognition of interest expense thereon. This debt was refinanced in April of 2001 resulting in interest expense on borrowings under our new Revolving Credit and Term Loan Agreement for nine months of the year. Cash interest payments not recorded as expense in 2001 and 2000 amounted to $3.3 million and $5.5 million, respectively. $2.0 million of these cash payments made in 2001 related to the period in fiscal 2001 prior to the refinancing.

           Income Tax Benefit. We have provided income tax expense of $.5 million and $1.7 million for fiscal years 2001 and 2000, respectively. Income tax expense has been provided at an effective income tax rate lower than the Statutory Federal rate of 35% due to interest expense on the restructured debt, which is reported as additional debt rather than interest expense pursuant to SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings" in the accompanying consolidated statement of operations, but which is a deductible expense for Federal income tax purposes.

           Extraordinary Gain on Retirement of Debt. In April 2001, we entered into a new Revolving Credit and Term Loan Agreement as described further under the section entitled Liquidity and Capital Resources. The proceeds were used to retire the previously outstanding 12% senior notes pursuant to which we recognized an extraordinary gain of $3.6 million.

Fifty-three Weeks Ended January 2, 2001 Compared To Fifty-two Weeks Ended December 28, 1999

           Results of Operation. Sales for the 53-week fiscal year ended January 2, 2001 were $196.0 million, or $3.7 million per week, an increase of $8.0 million from the fiscal year ended December 28, 1999, or $.1 million per week. Comparable store sales increased by $2.4 million or 1.3% in 2000 compared to 1999. Comparable store sales compares the 53 weeks of fiscal 2000 to the 52 weeks of fiscal 1999 plus the first week of fiscal 2000.

           Our net income was $8.5 million for fiscal 2000 compared to a net income of $31.3 million for the prior year, or $0.87 per share compared to $3.19 per share, respectively. The operating results for 1999 included special charges aggregating $.6 million. Before special charges, net income for fiscal 1999 was $31.8 million, including a $2.9 million income tax benefit from the settlement of Internal Revenue Service litigation resulting from the purchase of the Company from Kmart in 1986. In addition, we recorded an income tax benefit in the fourth quarter of 1999 of $20.8 million. This income tax benefit reflects recognition of a portion of the deferred tax asset associated with our net operating loss (NOL) carryforwards which aggregated $118.6 million at December 28, 1999. These NOLs are available to Furr's to offset future taxable income for the purpose of reducing our income tax payments. The benefit of this NOL could not be recognized until we determined that it is "more likely than not" we would realize the benefits through profitable operations. As a result of eight consecutive quarters of comparable store sales growth, positive results from our reimaging program and the settlement of the "Aull" pension litigation, we believed at December 28, 1999 it to be "more likely than not" we would recognize a portion of the benefit from the NOL carryforward.

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

           Labor and Related Costs. Labor and related costs were $2.6 million higher in fiscal year 2000 than 1999. Of the increase, $1.3 million was due to the 53rd week in fiscal 2000. The remaining increase was due to cost of living increases in pay averaging 3%.

           Occupancy and Other Expenses. Occupancy and other expenses increased $1.2 million in fiscal 2000 over 1999. These expenses were minimally impacted by the 53rd week in 2000 and include increases of $.6 million in utilities due to natural gas price increases, $.4 million in repairs and maintenance, $.4 million in supplies and a $.4 million decrease in marketing as a cost cutting initiative.

           General and Administrative Expenses. General and administrative expenses were higher by $.6 million in fiscal year 2000. Of the increase, $.1 million was due to the 53rd week in fiscal 2000.

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

           Interest Expense. Interest expense was $344 thousand, which was lower than the prior year by $5 thousand. As discussed in note 3 to the consolidated financial statements, in accordance with SFAS 15, certain debt was recorded at the sum of all future principal and interest payments and there was no recognition of interest expense thereon. Cash interest payments not recorded as interest expense in 2000 and 1999 amounted to $5.5 million each year.

           Income Tax Benefit. As discussed above and in note 6 to the consolidated financial statements, in fiscal 1999 we recorded a deferred tax asset of $20.8 million, and a reduction of a prior year income tax liability related to an Internal Revenue Service examination, which was settled in 1999, of $2.9 million. We have provided income tax expense of $1.7 million for fiscal year 2000. The effective income tax rate is lower than the Statutory Federal rate of 35% due to interest expense on the restructured debt, which is reported as additional debt rather than interest expense pursuant to SFAS No. 15 in the accompanying consolidated statement of operations, but which is a deductible expense for Federal income tax purposes.

Critical Accounting Policies

           The Company follows certain significant accounting policies when preparing its consolidated financial statements. A complete summary of these policies is included in note 1 of notes to consolidated financial statements.

           Certain of the policies require management to make significant and subjective estimates and assumptions which are sensitive to deviations of actual results from management's assumptions. In particular, management makes estimates regarding future undiscounted cash flows from the use of long-lived assets in assessing potential impairment whenever events or changes in circumstances indicate that the carrying value of a long-lived asset may not be recoverable and estimates of future taxable income when evaluating whether deferred tax assets are more likely than not recoverable.

           Management has estimated future undiscounted net cash flows from the use of long-lived assets based on actual historical results and expectations of about future economic circumstances including future business volume, operating costs and conditions of local real estate markets. The estimate of future cash flows from the use and eventual disposition of the assets could change if actual business volume or operating costs differ due to industry conditions or other factors affecting our business environment, and if real estate markets in which the assets are located experience declines.

           Management has estimated future taxable income in evaluating whether deferred tax assets are more likely than not recoverable. The estimate of future taxable income could change due to general economic conditions different than assumed by management, based on our ability to attract customers and compete in the marketplace and if operating costs are different than projected by management.

Recently Issued Accounting Standards

           In July 2001 the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets." Statement 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. Statement 141 also specifies the criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized to earnings, but instead be tested for impairment at least annually. Statement 142 also requires that intangible assets with estimated useful lives be amortized over their respective useful lives to their estimated residual values, and reviewed for impairment. Statement 142 is effective for fiscal years beginning after December 15, 2001. We do not believe Statements 141 and 142 will have a significant impact on our consolidated financial statements.

           Also, the FASB has recently issued Statement No. 143 "Accounting for Asset Retirement Obligations," and Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement 143 establishes requirements for the accounting of removal-type costs associated with asset retirements and is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. Statement 144 supercedes Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Statement 144 retains the fundamental provisions of Statement 121 but eliminates the requirements to allocate goodwill to long-lived assets to be tested for impairment. Statement 144 also requires discontinued operations to be carried at the lower of cost or fair value less costs to sell and broadens the presentation of discontinued operations to include a component of an entity rather than a segment of a business. Statement 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. We do not believe Statements 143 and 144 will have a material impact on our consolidated financial statements.

Liquidity and Capital Resources

           During fiscal 2001, cash provided from our operating activities was $9.9 million compared to $17.3 million in 2000. Cash used for the payment of interest was approximately $5.0 million and $5.8 million in 2001 and 2000, respectively. We made capital expenditures of $4.1 million during 2001 compared to $12.8 million during 2000. During fiscal 2000, we received $2.6 million from the disposition of five units to Kmart and $.7 million of insurance proceeds to replace an oven destroyed by fire. In the course of our debt refinancing and subsequent principle payments on the Term Loan Agreement, $13.1 million of cash was used to reduce debt during 2001. Due to the cash management arrangements available with our new revolving credit facility, cash and temporary investments were $0 and cash overdraft (included in accounts payable) was $.4 million at January 1, 2002 compared to $5.7 million at January 2, 2001. The current ratio of the Company was .32:1 at January 1, 2002 compared to .57:1 at January 2, 2001. Our total assets at January 1, 2002 aggregated $76.6 million compared to $89.4 million at January 2, 2001.

           Our restaurants' sales are collected immediately in cash or within several days from credit card companies. Funds available from cash sales are not needed to finance receivables and are not generally needed immediately to pay for food, supplies and certain other expenses of the restaurants. Therefore, our business and operations have not historically required proportionately large amounts of working capital, which is generally common among similar restaurant companies. As Dynamic Foods expands its sales to third parties, the accounts receivable and inventory related to such sales could require us to maintain additional working capital.

           On April 10, 2001, we entered into a new $55 million Revolving Credit and Term Loan Agreement (Credit Agreement) with various banks and lenders. Concurrent with the execution of this new agreement we defeased and gave notice of redemption of our 12% Senior Secured Notes due December 31, 2001 and repaid in full the $2.6 million of 10.5% Notes due December 31, 2001. This refinancing transaction was completed prior to the issuance of our fiscal 2000 consolidated financial statements. Accordingly, the balance of these notes, less the current portion of the new term loan, was classified as long term at January 2, 2001. After the redemption of the 12% Notes and the 10.5% Notes, we had $44 million outstanding under the new Credit Agreement. The Credit Agreement contains covenants with regard to maintaining certain leverage ratios, achieving certain levels of EBITDA, operating cash flow and limits on capital expenditures. In addition there are certain restrictions on the payment of dividends and additional indebtedness. The Credit Agreement allows us to borrow at either a Federal Funds Rate plus an applicable margin or at a Eurocurrency Reserve Rate plus an applicable margin. As a result of the refinancing, our effective interest rate decreased from 11.9% to 8.5% for 2001.

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

           As a result of retiring the 12% Senior Secured Notes, we reported an extraordinary pre-tax gain of approximately $3.6 million in the second quarter of fiscal 2001.

           During the fiscal years ended January 1, 2002, January 2, 2001 and December 28, 1999, we expended $4.1 million, $12.8 million and $19.9 million, respectively on capital expenditures, principally to maintain and remodel existing cafeterias, upgrade our computer and information systems, construct three new units, relocate one unit and improve the facility operated by Dynamic Foods. The capital expenditures in 1999 were primarily due to a significant reimaging program. In 2000, we spent $3.9 million to complete the reimage program (total of 43 restaurants reimaged) and $4.8 million to construct three new units and relocate one unit. The remaining units that were not selected for reimaging will be evaluated over the next few years and updated as necessary. Our 2001 expenditures were of a more routine nature related to enhancements of our units, corporate facilities, and Dynamic Foods. Our capital expenditure program is necessary to enable us and our subsidiaries to increase our revenue and profitability.

           From time to time, we consider whether disposition of certain of our assets, including our food processing and distribution operations, real estate owned in fee simple and leasehold interests or potential acquisitions of assets would be beneficial or appropriate for our long-term goals and in order to increase stockholder value.

           In 1999 we settled litigation and an IRS audit involving our pension plan. The cash impact of the settlement includes payment in 2000 of $1.5 million of expenses for legal and professional fees, with the remainder of the settlement to be paid to the Plan in future years to fund increased benefit payments to former and current employees. The settlement required payments to the Plan of $2.2 million in 2001 and is expected to require payments of approximately $2.9 million in 2002 with additional funding payments required in subsequent years in amounts that are expected to decline over time, subject to the overall funding status of the Plan. At January 1, 2002, the benefit obligation of the plan exceeded the fair value of the Plan assets by $7.3 million.

           We operate 38 restaurants which are leased from Kmart. Kmart filed a Chapter 11 bankruptcy proceeding in January, 2002 and has subsequently announced its intent to "reject" 30 of our full premise and one of our ground leases. While we believe that the United States Bankruptcy Code, applicable state laws and the doubtful existence of more valuable uses of the leased premises all will support our continued occupancy of the Kmart leased premises without material effect, the loss of possession of some of these restaurants could have a material adverse effect upon our results of operations, financial position and liquidity. See "Item 2 - Properties."

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

           We are exposed to market risk from changes in interest rates affecting our variable rate debt. We use an interest rate swap to manage the cash flow risk on $20 million of our variable rate debt. The annual impact on our results of operations of a one-point interest rate change on the outstanding balance of our variable rate debt is approximately $400 thousand. We do not use derivatives for trading purposes.

Forward Looking Statements

           Certain statements made in this report are forward looking, including statements regarding operations, changes in results, operating margins, capital requirements and other matters. In addition, significant elements of the Company's revenues and future results will depend on many factors not within the Company's control, such as customer traffic. These forward-looking statements involve risks and uncertainties and, consequently, could be affected by general business conditions, the impact of competition, the success of management initiatives, changes in cost and supply if food and labor, the seasonality of the Company's business, taxes, inflation, and governmental regulations, which could cause actual results to differ materially and adversely from current plans.

Item 8.    Financial Statements and Supplementary Data

           The Company's fiscal year is a 52-53 week year. Fiscal year 2000 included 53 weeks. Fiscal years 2001 and 1999 included 52 weeks.

Index to Consolidated Financial Statements and Financial Statement Schedule

Page
No.

Independent Auditors' Report	F-1

Consolidated Balance Sheets--
January 1, 2002 and January 2, 2001	F-2

Consolidated Statements of Income--
Years ended January 1, 2002, January 2, 2001 and December 28, 1999	F-4

Consolidated Statements of Changes in Stockholders' Equity (Deficit)--
Years ended January 1, 2002, January 2, 2001 and December 28, 1999	F-5

Consolidated Statements of Cash Flows--
Years ended January 1, 2002, January 2, 2001 and December 28, 1999	F-6

Notes to Consolidated Financial Statements--
Years ended January 1, 2002, January 2, 2001 and December 28, 1999	F-8

Financial Statement Schedule--
II Consolidated Valuation and Qualifying Accounts	20
Years ended January 1, 2002, January 2, 2001 and December 28, 1999

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders
Furr's Restaurant Group, Inc.:

We have audited the consolidated financial statements of Furr’s Restaurant Group, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Furr’s Restaurant Group, Inc. and subsidiaries as of January 1, 2002 and January 2, 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended January 1, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Dallas, Texas
February 22, 2002

F1

FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES
----------------------------------------------

CONSOLIDATED BALANCE SHEETS
JANUARY 1, 2002 AND JANUARY 2, 2001
(Dollars in Thousands, Except Par Value Amounts)
------------------------------------------------

                                                 January 1, 2002    January 2, 2001
                                                 ---------------    ---------------

ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                  $             -    $         5,694
      Accounts and notes receivable
         (net of allowance for doubtful accounts
          of $108 and $89, respectively)                   1,634              1,260
      Inventories                                          6,771              6,908
      Prepaid expenses and other                             850                887
                                                 ---------------    ---------------

      Total current assets                                 9,255             14,749
                                                 ---------------    ---------------

PROPERTY, PLANT AND EQUIPMENT:
      Land                                                 6,994              6,994
      Buildings                                           33,347             36,963
      Leasehold improvements                              33,530             32,918
      Equipment                                           39,053             39,565
      Construction in progress                                 -                288
                                                 ---------------    ---------------
                                                         112,924            116,728
      Less accumulated depreciation
                and amortization                         (67,535)           (61,852)
                                                 ---------------    ---------------

         Property, plant and equipment, net               45,389             54,876

DEFERRED TAX ASSET                                        18,926             19,178
DEFERRED LOAN COSTS                                        2,489                  -
OTHER ASSETS                                                 590                628
                                                 ---------------    ---------------

         TOTAL ASSETS                            $        76,649    $        89,431
                                                 ===============    ===============

                                                              (Continued)

F2

FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES
----------------------------------------------

CONSOLIDATED BALANCE SHEETS
JANUARY 1, 2002 AND JANUARY 2, 2001
(Dollars in Thousands, Except Par Value Amounts)
------------------------------------------------

                                                        January 1, 2002   January 2, 2001
                                                        ---------------   ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
      Current maturities of long-term debt               $         5,100   $         3,000
      Trade accounts payable                                       6,367             6,051
      Other payables and accrued expenses                         15,733            15,859
      Derivative liability, current                                  502                 -
      Reserve for store closings, current                            918               795
                                                         ---------------   ---------------

         Total current liabilities                                28,620            25,705
                                                         ---------------   ---------------

RESERVE FOR STORE CLOSINGS, NET OF CURRENT PORTION                 1,732             2,270

LONG-TERM DEBT, NET OF CURRENT MATURITIES                         33,900            52,219

OTHER PAYABLES                                                     9,899            10,197

DERIVATIVE LIABILITY, NET OF CURRENT PORTION                          85                 -

EXCESS OF FUTURE LEASE PAYMENTS OVER FAIR VALUE
      NET OF AMORTIZATION                                          1,082             1,474

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
      Preferred Stock, $.01 par value;
         5,000,000 shares authorized, none issued
      Common Stock, $.01 par value;
         15,000,000 shares authorized,
         9,767,926 and 9,757,918 issued and outstanding
         in 2001 and 2000, respectively                               98                98
      Additional paid-in capital                                  56,407            56,386
      Accumulated other comprehensive loss                        (6,286)           (3,521)
      Accumulated deficit                                        (48,888)          (55,397)
                                                         ---------------   ---------------

         Total stockholders' equity (deficit)                      1,331            (2,434)
                                                         ---------------   ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)     $        76,649   $        89,431
                                                         ===============   ===============

See accompanying notes to consolidated financial statements.

F3

FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES
----------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME
FISCAL YEARS ENDED JANUARY 1, 2002, JANUARY 2, 2001 AND DECEMBER 28, 1999
(Dollars in Thousands, Except Share and Per Share Amounts)
----------------------------------------------------------

                                                                     Year Ended
                                              -------------------------------------------------------
                                              January 1, 2002    January 2, 2001    December 28, 1999
                                              ---------------    ---------------    -----------------

Sales                                                 184,901    $       196,047    $         188,060

Costs and expenses:
      Cost of sales (excluding depreciation)           53,746             57,376               56,036
      Labor and related costs                          65,993             69,230               66,607
      Occupancy and other expenses                     38,928             39,522               38,314
      General and administrative expenses               9,980              8,901                8,281
      Depreciation and amortization                    10,466             10,944               10,335
      Special charges                                       -                  -                  566
                                              ---------------    ---------------    -----------------

                                                      179,113            185,973              180,139
                                              ---------------    ---------------    -----------------
Operating income                                        5,788             10,074                7,921

      Gain (loss) on disposal of assets                   831                494                 (125)

      Interest expense                                  3,245                344                  349
                                              ---------------    ---------------    -----------------

Earnings before income taxes and
      extraordinary items                               3,374             10,224                7,447

      Income tax expense (benefit)                        505              1,703              (23,815)
                                              ---------------    ---------------    -----------------

Earnings before extraordinary item                      2,869              8,521               31,262

Extraordinary gain on retirement of debt                3,640                  -                    -
                                              ---------------    ---------------    -----------------

Net income                                    $         6,509    $         8,521    $          31,262
                                              ===============    ===============    =================

Weighted average shares:
      Basic                                         9,760,406          9,757,918            9,757,123
                                              ===============    ===============    =================
      Diluted                                       9,760,406          9,758,137            9,800,549
                                              ===============    ===============    =================

Earnings before extraordinary item
   per share:
      Basic                                   $           .30    $           .87    $            3.20
                                              ===============    ===============    =================
      Diluted                                 $           .30    $           .87    $            3.19
                                              ===============    ===============    =================

Extraordinary item per share:
      Basic                                   $           .37    $             -                    -
                                              ===============    ===============    =================
      Diluted                                 $           .37    $             -                    -
                                              ===============    ===============    =================

Net income per share:
      Basic                                   $           .67    $           .87    $            3.20
                                              ===============    ===============    =================
      Diluted                                 $           .67    $           .87    $            3.19
                                              ===============    ===============    =================

See accompanying notes to consolidated financial statements.

F4

FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES
----------------------------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FISCAL YEARS ENDED JANUARY 1, 2002, JANUARY 2, 2001 AND DECEMBER 28, 1999
(Dollars in Thousands)
----------------------

                                                                                 Accumulated
                                                                 Additional         Other
                                         Preferred     Common      Paid-In      Comprehensive      Accumulated
                                           Stock       Stock       Capital          Loss             Deficit         Total
                                           -----       -----       -------          ----             -------         -----

BALANCE, DECEMBER 29, 1998               $      -    $     97    $  56,328     $    (2,857)    $    (95,180)   $  (41,612)

Warrants exercised                                          1           58                                             59

Net income                                                                                           31,262        31,262
Pension liability adjustment                                                         1,129                          1,129
                                                                                                                  -------
Total comprehensive income                                                                                         32,391

                                           -----        -----      -------          ------          -------       -------
BALANCE, DECEMBER 28, 1999                                 98       56,386          (1,728)         (63,918)       (9,162)

Net income                                                                                            8,521         8,521
Pension liability adjustment                                                        (1,793)                        (1,793)
                                                                                                                  --------
Total comprehensive income                                                                                          6,728

                                           -----        -----      -------          ------          -------       -------
BALANCE, JANUARY 2, 2001                                   98       56,386          (3,521)         (55,397)       (2,434)

Stock issued                                                            21                                             21

Change in fair value of estimated
   cash flows related to interest rate
   swap, net of tax                                                                   (462)                          (462)

Reclassification of interest rate swap
   to earnings, net of tax                                                              86                             86

Net income                                                                                            6,509         6,509
Pension liability adjustment                                                        (2,389)                        (2,389)
                                                                                                                  --------
Total comprehensive income                                                                                          4,120

                                           -----        -----      -------          ------          -------       -------
BALANCE, JANUARY 1, 2002                 $       -   $    98     $  56,407     $    (6,286)    $    (48,888)   $    1,331
                                         =========   ========    =========     ============     ============    ==========

See accompanying notes to consolidated financial statements.

F5

FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES
----------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED JANUARY 1, 2002, JANUARY 2, 2001 AND DECEMBER 28, 1999
(Dollars in Thousands)
----------------------

                                                   January 1, 2002    January 2, 2001         December 28, 1999
                                                   ---------------    ---------------         -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                        $      6,509       $      8,521            $       31,262
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Amortization of loan costs                           435                  -                         -
          Depreciation and amortization                     10,466             10,944                    10,335
          Deferred income tax expense (benefit)                463              1,668                   (20,846)
          Loss (gain) on sale of property,
              plant and equipment and other assets            (831)              (494)                      125
          Extraordinary gain on debt refinancing            (3,640)

    Changes in operating assets and liabilities:
       Accounts and notes receivable                          (374)              (302)                     (243)
       Inventories                                             137               (364)                      470
       Prepaid expenses and other                             (136)               (26)                     (420)
       Trade accounts payable                                 (582)               745                     1,316
       Other payables and accrued expenses                    (126)            (1,250)                     (194)
       Reserve for store closings                             (415)              (297)                   (1,234)
       Other liabilities                                    (2,476)            (1,813)                   (4,351)
                                                      ------------       ------------            --------------

       Net cash provided by operating activities             9,430             17,332                    16,220
                                                      ------------       ------------            --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment              (4,060)           (12,793)                  (19,850)
    Proceeds from the sale of property, plant and
       equipment and other assets                            3,620              1,476                     2,776
    Other, net                                                   -                  -                      (111)
                                                      ------------       ------------            --------------
       Net cash used in investing activities                  (440)           (11,317)                  (17,185)
                                                      ------------       ------------            --------------

                                                              (Continued)

F6

FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES
----------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED JANUARY 1, 2002, JANUARY 2, 2001 AND DECEMBER 28, 1999
(Dollars in Thousands)
----------------------

                                                  January 1, 2002  January 2, 2001         December 28, 1999
                                                  ---------------  ---------------         -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of indebtedness                          $     (2,746)    $     (5,493)           $       (5,493)
    Repayment of 12% and 10.5% notes                      (48,933)               -                         -
    Proceeds from new credit agreement                     44,000                -                         -
    Payment on term loans                                  (2,500)               -                         -
    Net payment on revolver                                (2,500)               -                         -
    Payment of loan costs                                  (2,924)               -                         -
    Increase in cash overdraft                                898                -                         -
    Issuance of stock                                          21                -                         -
    Other, net                                                  -                -                        59
                                                     ------------     ------------            --------------

      Net cash used in financing activities               (14,684)          (5,493)                   (5,434)
                                                     ------------     ------------            --------------

INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                       (5,694)             522                    (6,399)

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF YEAR                                       5,694            5,172                    11,571
                                                     ------------     ------------            --------------

CASH AND CASH EQUIVALENTS AT
    END OF YEAR                                      $          -     $      5,694            $        5,172
                                                     ============     ============            ==============

SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION:
    Interest paid, including $3,356, $5,493 and
     $5,493 of interest classified as payment of
     indebtedness during the fiscal years ended
     January 1, 2002, January 2, 2001 and December
     28, 1999, respectively                          $      5,651     $      5,837            $        5,842
                                                     ============     ============            ==============

    Pension liability adjustment                     $     (2,389)    $     (1,793)           $        1,129
                                                     ============     ============            ==============

    Non-cash investing activity:
     Note receivable for sale of asset               $          -     $          -            $          125
                                                     ============     ============            ==============

See accompanying notes to consolidated financial statements.

F7

FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED JANUARY 1, 2002, JANUARY 2, 2001 AND DECEMBER 28, 1999
(Dollars in Thousands, Except Per Share Amounts)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Furr’s Restaurant Group, Inc. (the “Company”), a Delaware corporation, operates cafeterias and buffets through its subsidiary Cafeteria Operators, L.P., a Delaware limited partnership (together with its subsidiaries, the “Partnership”). The financial statements presented herein are the consolidated financial statements of Furr’s Restaurant Group, Inc. and its majority owned subsidiaries. All material intercompany transactions and account balances have been eliminated in consolidation.

Fiscal Year - The Company operates on a 52-53 week fiscal year ending on the Tuesday nearest December 31. Fiscal year 2000 represents a 53-week year; fiscal years 2001 and 1999 represent 52-week years.

Business Segments - The Company operates in two vertically integrated operating segments, namely the operation of food purchasing, processing, warehousing and distribution of products and the operation of cafeterias, including food preparation and retail sales, in 11 states in the Southwest, West and Midwest areas of the United States.

Cash and Cash Equivalents - The Company has a cash management program which provides for the investment of excess cash balances in short-term investments. These investments have original or remaining maturities of three months or less at date of acquisition, are highly liquid and are considered to be cash equivalents for purposes of the consolidated balance sheets and consolidated statements of cash flows. Since April 2001, available cash is used to reduce the balance of the Company’s revolving credit line, resulting in a book cash overdraft at January 1, 2002, which is included in accounts payable.

Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property, Plant and Equipment - Property, plant and equipment is generally recorded at cost, while certain assets considered to be impaired are recorded at estimated fair value. All property, plant and equipment is depreciated at annual rates based upon the estimated useful lives of the assets using the straight-line method. Restaurant equipment is generally depreciated over a period of 5 years, while the estimated useful life of manufacturing equipment is considered to be 5 to 10 years. Buildings are depreciated over a 30-year useful life, while improvements to owned buildings have estimated useful lives of 3 to 5 years. Provisions for amortization of leasehold improvements are made at annual rates based upon the estimated useful lives of the assets or terms of the leases, whichever is shorter.

Valuation of Long-Lived Assets - Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company groups and evaluates its assets for impairment at the individual restaurant level. The Company considers a restaurant’s assets to be impaired if a forecast of undiscounted future cash flows directly related to the assets, including disposal value, if any, is less than the carrying amount. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Charges of $678 for year end January 1, 2002, $440 for the year ended January 2, 2001 and $392 for the year ended December 28, 1999 were recorded to recognize the write-down of certain property, plant and equipment to estimated fair value, based on expected future cash flows.

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

Advertising Costs - Advertising costs are expensed as incurred. Total advertising expense was $4,628, $3,860 and $4,257 for the years ended January 1, 2002, January 2, 2001 and December 28, 1999, respectively.

Stock-Based Compensation - The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) which permits the recognition

F8

as expense over the vesting period of the fair value of all stock based awards on the date of grant. Alternatively, under the provisions of SFAS 123, the Company is allowed to continue accounting for such compensation as provided by Accounting Principles Board (“APB”) Opinion No. 25. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide proforma disclosure in accordance with the provisions of SFAS 123.

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

Income Per Share - Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the year. Diluted earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding plus the number of additional shares that would have been outstanding if potentially dilutive securities had been issued. The following table reconciles the denominators of basic and diluted earnings per share for the fiscal years ended January 1, 2002, January 2, 2001 and December 28, 1999.

                             January 1, 2002    January 2, 2001   December 28, 1999
                             ---------------    ---------------   -----------------

Weighted average common
     shares outstanding          9,760,406         9,757,918          9,757,123
Options                                  -               219             43,426
                                ----------         ---------           --------

Total shares                     9,760,406         9,758,137          9,800,549
                                 =========         =========          =========

For fiscal years 2001, 2000 and 1999, outstanding options totaling 859,584, 696,000 and 382,415, respectively, and outstanding warrants totaling 512,246 for fiscal year 1999, were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common shares and therefore, the effect would be anti-dilutive.

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

2.   OTHER PAYABLES AND ACCRUED EXPENSES

Included in other payables and accrued expenses are the following:

                                            January 1, 2002     January 2, 2001
                                            ---------------     ---------------
    Taxes other than income taxes               $ 2,914           $ 3,545
    Salaries, wages and commissions               4,602             4,951
    Insurance                                     1,844             1,863
    Accrued pension plan costs                    2,893             2,159
    Interest                                        508                 -
    Legal and accounting expenses                   175               192
    Rent                                            598               693
    Gift certificates outstanding                 1,154             1,025
    Utilities                                       543               536
    Other payables and accrued expenses             502               895
                                                -------           -------

                                               $ 15,733          $ 15,859
                                               ========          ========

F9

3.   LONG-TERM DEBT

Effective January 2, 1996, as part of a series of financial restructuring transactions, the Partnership issued $41,700 of 12% Senior Secured Notes, due December 31, 2001 (the "12% Notes"), to replace $40,000 of 11% Senior Secured Notes, due June 30, 1998 (the "11% Notes") and the interest accrued thereon and to satisfy a $5,408 judgment and the interest accrued thereon. In January 1996, the Partnership also issued $4,073 of 12% Notes as payment in kind for all interest accrued as of January 23, 1996. All of the assets of the Partnership were pledged as collateral security on behalf of the holders of the 12% Notes. The Partnership also issued limited partner interests equal to 95% of the outstanding partnership interests in exchange for and in full satisfaction of the remaining $152,854 of 11% Notes then outstanding, together with all interest accrued thereon.

Payments of interest on the 12% Notes were due each March 31 and September 30. However, for financial accounting reporting purposes, the financial restructuring transactions were considered a troubled debt restructuring and the terms of this restructuring were such that no interest expense has been recorded in the accompanying consolidated financial statements related to the 12% Notes under the provisions of Statement of Financial Accounting Standards No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings" ("SFAS 15"). All of the interest on the 12% Notes through maturity has been included in the carrying amount of the debt.

In 1997, the Partnership issued $2,551 of 10.5% Notes, due December 31, 2001. Payments of interest on these notes were due each June 30 and December 31.

On April 10, 2001, the Company entered into a new $55 million Revolving Credit and Term Loan Agreement (Credit Agreement) with various banks and lenders. Concurrent with the execution of this new agreement the Company defeased and gave notice of redemption of it's 12% Notes and repaid in full the $2.6 million of 10.5% Notes. This refinancing transaction was completed prior to the issuance of the fiscal 2000 consolidated financial statements. Accordingly, the balance of these notes, less the current portion of the new term loan, was classified as long term at January 2, 2001. After the redemption of the 12% Notes and the 10.5% Notes, the Company had $44 million outstanding under the new Credit Agreement. The Credit Agreement contains covenants with regard to maintaining certain leverage ratios, achieving certain levels of EBITDA, operating cash flow and limits on capital expenditures. In addition there are certain restrictions on the payment of dividends and additional indebtedness. The Credit Agreement allows the Company to borrow at either a Federal Funds Rate plus an applicable margin or at a Eurocurrency Reserve Rate plus an applicable margin.

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

As a result of retiring the 12% Notes, the Company reported an extraordinary gain of $3.6 million in the second quarter of fiscal 2001, which represented future interest payments recorded as debt that will not be paid.

Long-term debt consists of the following:

                                                       Stated
                                                      Maturity       January 1,   January 2,
                                                        Date             2002         2001
                                                                     ----------   --------

        Term A Notes                                  April, 2006       27,000            -
        Term B Notes                                  April, 2007        5,000            -
        Revolving Credit Notes                        April, 2006        6,500            -
        12% Notes, including interest accrued
             through maturity of $6,896            December, 2001            -       52,668
        10.5% Notes                                December, 2001            -        2,551
                                                                     ---------    ---------
                                                                        38,500       55,219

        Current maturities of long-term debt                            (5,100)     (3,000)
                                                                     ---------    ---------
        Long-term debt, net of current maturities                    $  33,400    $  52,219
                                                                     =========    =========

F10

Following are the maturities of the $30,000 Term loan A and $5,000 Term loan B for each of the next five years:

                                         2002              $5,100
                                         2003               5,100
                                         2004               5,600
                                         2005               6,600
                                         2006               5,100

4.   STOCKHOLDERS' EQUITY

The 1995 Stock Option Plan - The Board of Directors adopted, and on January 2, 1996, the stockholders approved the 1995 Stock Option Plan (the “1995 Option Plan”). 980,544 shares are reserved under the 1995 Option Plan, after equitable adjustment for the reverse stock splits approved by stockholders on May 20, 1999 and March 14, 1996. A Committee of the Board of Directors administers the 1995 Option Plan, including determining the employees to whom awards will be made, the size of such awards and the specific terms and conditions applicable to awards, such as vesting periods, circumstances of forfeiture and the form and timing of payment. Grants including stock options, stock appreciation rights and restricted stock may be made to selected employees of the Company and its subsidiaries and non-employee directors of the Company.

All options are granted at an exercise price not less than the fair market value of the common stock at the date of grant. Generally, these options vest over a three-year period and expire in 10 years if not exercised.

Following is a summary of activity in the 1995 Option Plan for the three years ended January 1, 2002:

                                  Weighted Average
                                 Exercise Price Per        Options        Options
                              Share-option Outstanding   Outstanding    Exercisable
                              ------------------------   -----------    -----------

Balance at December 29, 1998          $   5.02              515,665         2,666
   Granted                                3.87              160,000             -
   Became exercisable                        -                    -       162,555
   Canceled or expired                    8.86              (29,000)            -
                                      --------            ---------     ---------

Balance at December 28, 1999              4.70              646,665       165,221
   Granted                                3.67              269,000             -
   Became exercisable                        -                    -       215,333
   Canceled or expired                    4.60             (192,665)      (81,948)
                                      --------             --------     ---------

Balance at January 2, 2001                4.30              723,000       298,606
   Granted                                3.24              534,750             -
   Became exercisable                        -                    -       307,000
   Canceled or expired                    4.00             (398,166)     (282,514)
                                      --------             --------     ---------

Balance at January 1, 2002            $   3.82              859,584       323,092
                                      ========            =========     =========

Exercise prices for options outstanding as of January 1, 2002, ranged from $2.00 to $5.94 per share and the weighted average remaining life of the stock options was eight and one-half years. The options exercisable as of January 1, 2002 have a weighted average exercise price of $4.64 per share.

F11

The Company has elected to follow APB 25, “Accounting for Stock Issued to Employees.” Since options are granted to employees at no less than the market price on the date of grant, no compensation expense is recognized. However, SFAS No. 123 requires presentation of pro forma net income and earnings per share as if the Company had accounted for stock options granted to employees under the fair value method of that statement. Had the Company determined compensation cost based on the fair value at the grant date for its stock options issued in 2001, 2000 and 1999 under SFAS No. 123, the Company’s net income would have been changed to the pro forma amounts indicated below:

                                        January 1, 2002         January 2, 2001         December 28, 1999
                                     --------------------     --------------------      -----------------
                                         As         Pro          As         Pro          As           Pro
                                      reported     forma      reported     forma      reported       forma
                                      --------     -----      --------     -----      --------       -----

Net income                              $6,509      $6,300      $8,521      $8,010    $ 31,262      $ 30,403
Net income per basic common share       $  .67      $  .65      $  .87      $  .82      $ 3.20        $ 3.12
Net income per diluted common share     $  .67      $  .65      $  .87      $  .82      $ 3.19        $ 3.10

The weighted average fair value of the individual options granted during 2001, 2000 and 1999 is estimated at approximately $2.46, $2.74 and $4.03, respectively, per share on the date of grant.

The fair values of options issued during 2001, 2000 and 1999 were determined using a Black-Scholes option pricing model with the following assumptions applicable for the date of grant:

                                2001               2000              1999
                                ----               ----              ----

Dividend yield                         -                  -                   -
Volatility                    69% to 72%         70% to 73%         97% to 139%
Risk-free interest rate            4.75%              4.75%      4.75% to 6.08%
Expected life                    3 years            3 years             3 years

The table below provides weighted average exercise prices and weighted average remaining contractual life of options outstanding at January 1, 2002, segregated based upon ranges of exercise prices.

                                                                                     Weighted
                                                      Weighted        Weighted        average
                                                       average         average       remaining
                          Number        Number        exercise        exercise      contractual
                        of options    of options        price           price           life
                       outstanding   exercisable    (outstanding)   (exercisable)  (outstanding)
                       -----------   -----------     -----------     -----------    -----------

       $2.00 - $3.00     401,000       111,003           $2.92          $2.98           8.68
       $3.75 - $3.81     253,250        20,420            3.75           3.75           9.47
       $5.00 - $5.94     205,334       191,669            5.65           5.70           6.93

5.   INCOME TAXES

Following is a summary of income tax expense (benefit) for the fiscal years ended January 1, 2002, January 2, 2001 and December 28, 1999:

                              January 1,          January 2,     December 28,
                                 2002                2001              1999
                              -----------        -----------      -----------

Current                        $       42        $        35      $    (2,969)
Deferred                              463              1,668           20,846
                               ----------        -----------      -----------
                               $      505        $     1,703          $23,815
                               ==========        ===========      ===========

F12

Following is a reconciliation of the expected income tax expense (benefit) at the statutory tax rate of 35% to the actual income tax expense (benefit) for the fiscal years ended January 1, 2002, January 2, 2001 and December 28, 1999:

                                                  January 1,      January 2,   December 28,
                                                     2002            2001            1999
                                                  -----------    -----------    -----------

Expected income tax expense (benefit) at the      $     1,181    $     3,578    $     2,606
   statutory tax rate

Reduction in prior year's income tax liability (A)          -              -         (2,969)

Interest expense recorded as debt reduction per
   SFAS 15                                               (695)        (1,922)        (1,922)

Increase (decrease) in valuation allowance                  -              -        (21,546)

Other                                                      19             47             16
                                                  -----------    -----------    -----------

Actual income tax expense (benefit)               $       505          1,703    $   (23,815)
                                                  ===========    ===========    ============

(A) During fiscal 1999, the company settled a prior year Internal Revenue Service examination and reversed an income tax liability of $2.9 million which had been previously recorded for issues related to the examination.

Following is a summary of the types and amounts of existing temporary differences and net operating loss carry forwards at the statutory tax rate of 35%, and tax credits:

                                               January 1, 2002                January 2, 2001
                                                Deferred Tax                    Deferred Tax
                                                ------------                    ------------

                                            Assets    Liabilities     Assets     Liabilities
                                            ------     ----------     ------     -----------

Net operating loss carryforward             $39,953                   $40,827
Tax credit carryforwards                      1,292                     1,316
Reserve for store closing for
      financial statement purposes
      and not for tax purposes                  928                     1,073
Other reserves                                1,479                     1,259
Excess of future lease payments over fair
      values, net of amortization                69                       193
Property, plant and equipment, net            8,400                     6,986
Other temporary differences                   1,912              -      2,631             -
                                           --------     ----------    --------    ----------

Deferred tax assets and liabilities          54,033              -     54,285             -
                                                        ==========                ==========

Valuation allowance                         (35,107)                  (35,107)
                                           --------                    -------

Deferred tax asset, net                     $18,926                   $19,178
                                            =======                   =======

As of January 1, 2002, the Company had consolidated net operating loss carryforwards (NOLs) of approximately $113,777 for income tax reporting purposes that expire from 2002 through 2019. Prior to fiscal 1999, the income tax benefit associated with the NOLs had not been recognized since, in the opinion of management, there was not sufficient positive evidence of future taxable income to justify recognition of a benefit. During 1999, management again evaluated all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets was still needed and concluded the Company more likely than not will realize a partial benefit from the loss carryforwards. Accordingly, the Company recorded a deferred tax asset of $20,846 in fiscal 1999, which recognized the benefit of $59,560 of the NOLs. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences and NOLs become deductible or are utilized. Management believes it is currently more likely than not the Company will realize the benefits of

F13

these deductible differences and NOL carryforwards. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. Approximately $3,700 and $11,400 of the operating loss carryforwards for income tax reporting purposes, which are subject to limited use, relate to the subsidiary operations of Cavalcade Holdings, Inc. (“Holdings”) and its subsidiary, Cavalcade Foods, Inc. (“Foods”), respectively, for periods prior to their inclusion in this Company-affiliated group.

Current tax laws and regulations relating to specified changes in ownership limit the availability of the Company’s utilization of Holdings’ and Foods’ net operating loss and tax credit carryforwards (collectively, tax attributes). A change in ownership of greater than 50% of a corporation within a three-year period causes such annual limitations to be placed into effect. Such a change in ownership is deemed to have occurred in connection with an ownership change in 1993. This ownership change limits the utilization of the Company-affiliated group tax attributes incurred during the period March 28, 1991 through June 24, 1993 to approximately $1,200 annually. Additionally, a second change of ownership is deemed to have occurred on March 28, 1996, when the holders of 95% of the limited partner interest of the Partnership exchanged such interest for 95% of the outstanding Common Stock of the Company in connection with the financial restructuring of the Company. As a result, net operating losses of $53,000 incurred during the period June 25, 1993 through March 28, 1996 will be limited to approximately $4,900 annually. As of January 1, 2002, the Company-affiliated group tax attributes not subject to limitation are approximately $49,622.

As of January 1, 2002, the Company has general business credit carryforwards of approximately $1,292, which have expiration dates through 2010. Approximately $74 of the general business credit carryforwards relate to Foods for periods prior to its inclusion in the Company-affiliated group. These credits are subject to limited use.

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

The Company is subject to the additional minimum liability requirements of Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”). SFAS 87 requires the recognition of an additional pension liability in the amount of the Partnership’s unfunded accumulated benefit obligation in excess of accrued pension cost with an equal amount to be recognized as either an intangible asset or a reduction of equity through other comprehensive loss. Based upon plan actuarial and asset information as of January 1, 2002, January 2, 2001 and December 28, 1999, the Company recorded an increase of $2,389 in 2001, an increase of $1,793 in 2000 and a decrease of $1,129 in 1999 to the noncurrent pension liability with corresponding charges or credits to the other comprehensive income (loss) component of stockholders’ equity (deficit).

F14

The funded status of the plan amounts recognized in the balance sheets and major assumptions used to determine these amounts are as follows:

                                                                            Years Ended
                                                           ------------------------------------------

                                                           January 1,     January 2,    December 28,
                                                               2002          2001            1999
                                                           ----------     ----------    ------------

Accumulated benefit obligation at end of year              $   14,317     $   13,692    $      16,218
                                                           ==========     ==========    =============

Change in benefit obligation
      Benefit obligation at beginning of year              $   13,692     $   16,218    $      18,207
      Service cost                                                  -              -                -
      Interest cost                                               924          1,030            1,066
      Actuarial (gain) loss                                     1,190              5           (2,099)
      Benefits paid                                            (1,489)        (3,561)          (1,031)
      Cost of IRS and litigation settlements                        -              -               75
                                                           ----------     ----------    -------------

      Benefit obligation at end of year                        14,317         13,692           16,218
                                                           ----------     ----------    -------------

Change in plan assets
      Fair value of plan assets at beginning of year            7,264         11,800           12,795
      Actual return on plan assets                               (953)          (975)             (39)
      Employer contribution                                     2,159              -                -
      Kmart contribution to IRS and litigation settlement           -              -               75
      Benefits paid                                            (1,489)        (3,561)          (1,031)
                                                           ----------     ----------    -------------

      Fair value of plan assets at end of year                  6,981          7,264           11,800
                                                           ----------     ----------    -------------

Funded status                                                  (7,336)        (6,428)          (4,418)

Unrecognized net loss from past experience different
   from that assumed and effects of changes in
   assumptions                                                  5,910          3,521            1,728
                                                           ----------     ----------    -------------

Net amount recognized                                      $   (1,426)    $   (2,907)   $      (2,690)
                                                           ==========     ==========    =============

Amounts recognized in the consolidated balance sheet
   consist of:
   Accrued benefit cost                                    $   (7,336)    $   (6,428)         $(4,418)
   Accumulated other comprehensive loss                         5,910          3,521            1,728
                                                           ----------     ----------    -------------

   Net amount recognized                                   $   (1,426)        (2,907)   $      (2,690)
                                                           ==========     ==========    =============

Major assumptions:

Discount rate                                                  6.75%           7.00%           7.25%
Expected long-term rate of return on plan assets               9.00%           9.00%           9.00%

F15

The components of net periodic pension cost for the years ended January 1, 2002, January 2, 2001and December 28, 1999 are as follows:

                                                        2001        2000      1999
                                                        ----        ----      ----

    Service cost - benefits earned during the period   $    -     $    -     $    -
    Interest cost on projected benefit obligation         924      1,030      1,066
    Expected return on plan assets                       (525)      (826)    (1,035)
    Amortization of prior service cost                      -          -          -
    Amortization of transition asset                        -          -          -
    Recognized actuarial loss                             279         13        125
                                                       ------     ------     ------

    Net periodic pension cost                          $  678     $  217     $  156
                                                       ======     ======     ======

The Company also has a voluntary savings plan (the “401(k) plan”) covering all eligible employees of the Company and its subsidiaries through which it may contribute discretionary amounts as approved by the Board of Directors. Administrative expenses paid by the Company for the years ended January 1, 2002, January 2, 2001 and December 28, 1999 amounted to $8, $10 and $19, respectively.

7.   COMMITMENTS AND CONTINGENCIES

The Partnership leases restaurant properties under various noncancelable operating lease agreements which expire on various dates through 2020 and require various minimum annual rentals. Certain leases contain escalation clauses. Further, many leases have renewal options ranging from one five-year period to ten five-year periods. Certain of the leases also require the payment of property taxes, maintenance charges, advertising charges, insurance and parking lot charges, and additional rentals based on percentages of sales in excess of specified amounts.

The total minimum annual rental commitment and future minimum sublease rental income under noncancelable operating leases are as follows as of January 1, 2002:

                                                   Minimum         Sublease
                                                     Rent            Income
                                                  -----------      --------

        2002                                      $    10,839    $    1,012
        2003                                            9,977           890
        2004                                            9,669           936
        2005                                            9,241           936
        2006                                            8,681           857
        For the remaining terms of the leases          15,332         1,218

Total rental expense included in the statements of operations is $10,329, $10,455 and $10,881, which includes $747, $628 and $980 of additional rent based on net sales, for the years ended January 1, 2002, January 2, 2001 and December 28, 1999, respectively.

The Company operate 38 restaurants which are leased from Kmart Corporation (“Kmart”) under full premises or ground leases (the “Furr’s/Kmart Leases”). Substantially all of these properties are themselves leased by Kmart from one of several parties who either own title to the properties or lease the properties from the titleholder (the “Owner/Kmart Leases”). Kmart filed a Chapter 11 bankruptcy proceeding in January 2002 and has announced its intention to “reject” the Owner/Kmart Leases and Furr’s/Kmart Leases relating to one ground lease and 30 full premise leases. In response to this announcement, two of the property owners, accounting for 22 properties, have themselves filed Chapter 11 bankruptcy proceedings and it is unclear what action may be taken by various holders of mortgage loans secured by these properties.

The Company believes that the United States Bankruptcy Code, applicable state law and the doubtful existence of more valuable uses of the leased premises all will support its continued occupancy of the former Kmart leased premises without a material adverse effect. However, the loss of possession of some of these restaurants could have a material adverse effect upon the Company’s results of operations and financial position, and could result in the occurrence of one or more events of default under its credit agreement.

F16

The Company has begun discussions with the relevant parties which are intended to result in the establishment of direct lease relationships with these parties on fair market terms and that do not include Kmart, but the Company is not able at this time to predict the results of these discussions. The Company’s management believes that the landowners are likely to accept market rents and that the properties generally do not have alternative uses that would offer an owner a higher economic return. Accordingly, the Company believes that the property owners/mortgage holders will not have an economic incentive to challenge its continued occupancy of the properties.

In 1998 the Company, the Cavalcade Pension Plan, the members of the Cavalcade Pension Plan Committee, Kmart Corporation and its pension plan agreed to settle litigation relating to claimed benefits under the Cavalcade Pension Plan (the “Settlement”). In December 1999 the Settlement was approved by the court as “fair” to all members of the plaintiff class after notice to all purported class members, and the litigation was dismissed with prejudice.

The cash impact of the settlement on the Company included payment in 2000 of approximately $1,500 of expenses for legal and professional fees, with the remainder of the settlement to be paid to the Plan in future years to fund increased benefit payments to former and current employees. The settlement required payments by the Company to the Plan of $2,159 in 2001 and is expected to require payments of approximately $2,893 in 2002, with additional funding payments required in subsequent years in amounts that are expected to decline over time, subject to the overall funding status of the Plan. Management does not believe that payment of these amounts in 2001 and subsequent years will have a material adverse effect on the Company’s planned operations.

8.   QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                Thirteen Weeks Ended
                                                 ------------------------------------------------
                                                 April 3       July 3     October 2     January 1
                                                 -------       ------     ---------     ---------
Year ended January 1, 2002:
   Sales                                         $47,487      $47,555       $45,351      $44,508
   Gross profit (1)                               34,165       33,585        32,311       31,094
   Net income (loss) before extraordinary items    2,331          284         1,235         (981)
   Net income (loss) before extraordinary item
     per common share                               0.24         0.03          0.13        (0.10)
   Net income (loss)                               2,331        3,924         1,235         (981)
   Net income (loss) per common share               0.24         0.40          0.13        (0.10)

                                                                             Fourteen
                                              Thirteen Weeks Ended         Weeks Ended
                                 ----------------------------------------  -----------
                                  March 28       June 27    September 26    January 2
                                  --------       -------    ------------    ---------
Year ended January 2, 2001:
    Sales                         $47,764       $48,188        $49,597       $50,498
    Gross profit (1)               33,728        33,999         34,953        35,991
    Net income                      2,096         2,428          1,722         2,275
    Net income per common share      0.21          0.25           0.18          0.23

           (1)       Gross profit is computed using cost of sales excluding depreciation expense.

9.   RELATED PARTY TRANSACTIONS

In settlement of the Company's indemnification obligations to the persons listed below (the "Affiliated Indemnitees") with respect to the Affiliated Indemnitees' litigation expenses arising from the Company's restructuring transaction completed in 1995, the Company entered into release agreements with, and made the additional payments noted below to, each of the Affiliated Indemnitees. The Company (i) delivered to Teachers Insurance and Annuity Association of America as payee a promissory note dated January 14, 1998 in the principal sum of $756, (ii) delivered to The Northwestern Mutual Life Insurance Company as payee a promissory note dated February 24, 1998 in the principal sum of $488 and made a cash payment to The Northwestern Mutual Life Insurance Company of $6, (iii) delivered to John Hancock Mutual Life Insurance Company as payee a promissory note dated March 4, 1998 in the principal sum of $476, (iv) made a cash payment to the Mutual Life Insurance Company of New York of $218, (v) made a cash payment to Principal Mutual Life Insurance Company of $175 and (vi) delivered to the Equitable Life Assurance Society of the

F17

United States ("Equitable") as payee a promissory note dated March 23, 1998 in the principal sum of $830. Each of the promissory notes was retired in April 2001 with proceeds from the Company's new Credit Agreement described in Note 3, "Long-Term Debt." Except for Equitable, each of the Affiliated Indemnitees owned more than five percent of the Common Stock at the time the agreements were signed. Equitable is an affiliate of EQ Asset Trust 1993, a business trust that owns more than five percent of the outstanding Common Stock.

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

At January 1, 2002 and January 2, 2001, the carrying amount and the estimated fair value of the Company's financial instruments, as determined under SFAS 107, was as follows:

                                              January 1, 2002   January 2, 2001
                                              ---------------   ---------------

Long-term debt, including current portion
    and interest accrued through maturity:
      Carrying amount                              $38,500          $55,219
      Estimated fair value                          38,500           48,324

The Company’s outstanding debt at January 1, 2002 bears interest at a variable rate. Accordingly, management believes carrying value approximates fair value. The Company’s 12% Notes were held by a limited number of holders and were not actively traded, and as a result, market quotes were not readily available. The fair value of the long-term debt at January 2, 2001, was based upon the face amount of the debt, as management believed that this was most indicative of the fair value. The carrying values of accounts receivable and accounts payable approximate fair value due to the short maturity of these financial instruments. As discussed further in note 11, management has estimated the fair value of its interest rate swap agreement to be a liability of $587 at January 1, 2002.

11.  INTEREST RATE MANAGEMENT

The Company uses variable-rate debt to finance its operations. In particular, it has borrowed money under a Credit Agreement providing for variable-rate interest. The variable interest rate on the debt obligations exposes the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases and conversely, if interest rates decrease, interest expense also decreases.

Management believes it is prudent to limit the variability of a portion of its interest payments. It is the Company’s objective to hedge between 50 and 70 percent of its variable-rate long-term debt interest payments. The Company’s Credit Agreement also requires that the Company hedge at least $20,000 for a period of two years.

To meet this requirement, the Company has entered into a derivative instrument, in the form of an interest rate swap, to manage fluctuations in cash flows resulting from interest rate risk. The interest rate swap changes the variable-rate cash flow exposure to fixed-rate cash flows by entering into a receive-variable, pay-fixed interest rate swap. Under the interest rate swap, which has a notional amount of $20,000 and a two-year term, the Company receives variable interest rate payments based on LIBOR and makes fixed interest rate payments at 4.99%. The Company accounts for the interest rate swap in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 requires that all derivative instruments be recorded in the balance sheet at fair value. The interest rate swap is a cash flow hedge under SFAS No. 133 and, accordingly, changes in fair value are reported in other comprehensive income and such amounts are reclassified into interest expense as a yield adjustment in the same period in which the related expense on the variable rate debt affects operations.

The Company does not enter into derivative instruments for any purpose other than cash flow hedging purposes. That is, the Company does not speculate using derivative instruments.

F18

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

F19

Following is a summary of segment information of the Company for the fiscal years ended January 1, 2002, January 2, 2001, and December 28, 1999:

                                        Cafeterias     Dynamic Foods      Total
                                        ----------     -------------      -----
2001:
      External revenues                   $182,746          $2,155      $184,901
      Intersegment revenues                      -          56,551        56,551
      Depreciation and amortization          9,442           1,024        10,466
      Segment profit                         4,578           1,210         5,788
      Segment assets                        63,915          12,734        76,649
      Expenditures for segment assets        2,613           1,447         4,060

2000:
      External revenues                   $194,314          $1,733      $196,047
      Intersegment revenues                      -          62,459        62,459
      Depreciation and amortization          9,892           1,052        10,944
      Segment profit                         9,022           1,052        10,074
      Segment assets                        76,908          12,523        89,431
      Expenditures for segment assets       12,156             531        12,687

1999:
      External revenues                   $186,866          $1,194      $188,060
      Intersegment revenues                      -          59,731        59,731
      Depreciation and amortization          9,360             975        10,335
      Segment profit                         7,077             844         7,921
      Segment assets                        75,793          13,670        89,463
      Expenditures for segment assets       19,164             686        19,850

Following is a reconciliation of reportable segments to the Company’s consolidated totals for the fiscal years ended January 1, 2002, January 2, 2001 and December 28, 1999.

                                               January 1,    January 2,   December 28,
                                                  2002          2001          1999
                                                  ----          ----          ----
Revenues
   Total revenues of reportable segments        $241,452      $258,506     $247,791
   Elimination of inter-segment revenue          (56,551)      (62,459)     (59,731)
                                                --------       -------      -------

                Total consolidated revenues     $184,901      $196,047     $188,060
                                                ========      ========     ========

Profits
   Total profit of reportable segments           $ 5,788       $10,074      $ 7,921
   Elimination of inter-segment profit                -              -            -
                                               ---------     ---------   ----------

                Total consolidated profit        $ 5,788       $10,074      $ 7,921
                                                 =======       =======      =======

Assets
   Total assets of reportable segments          $ 76,649       $89,431      $89,463
   Elimination of inter-segment assets                -              -            -
                                               ---------     ---------      -------

                Total consolidated assets       $ 76,649       $89,431      $89,463
                                                ========       =======      =======

13.  SPECIAL CHARGES

The operating results for fiscal 1999 include a special charge of $566 thousand for expenses related to the relocation of the corporate offices from Lubbock, Texas to Richardson, Texas.

* * * * * *

F20

Item 9.    Changes in and Disagreements with Accounts on Accounting and Financial Disclosure

           Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant

           Pursuant to General Instruction G(3) of Form 10-K, information required by this item is furnished by incorporation by reference of information in the definitive Proxy Statement for the 2002 Annual Meeting of Stockholders of Furr's under the captions "Proposal 1 - Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Officers."

Item 11.    Executive Compensation

           Pursuant to General Instruction G(3) of Form 10-K, information required by this item is furnished by incorporation by reference of information found in the Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders of Furr's under the caption "Executive Compensation," subcaptions "Summary Compensation Table," "Option Plan," "Option Grants," "Director Options," "Director Fees," "Employment Contracts and Termination of Employment and Change of Common Agreements," "Compensation Committee Interlocks," "Board Compensation Committee Report on Executive Compensation", "Board Audit Committee Report" and "Comparison of Cumulative Total Return of Company Stock, Industry Index and Broad Market."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

           Pursuant to General Instruction G(3) of Form 10-K, information required by this item is furnished by incorporation by reference of all information under the caption "Executive Compensation," subcaption "Transactions with Management and Others" in the Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders of Furr's.

Item 13.    Certain Relationships and Related Transactions

           Pursuant to General Instruction G(3) of Form 10-K, information required by this item is furnished by incorporation by reference of all information under the caption "Executive Compensation," subcaption "Transactions with Management and Others" in the Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders of Furr's.

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

(b)	Reports on Form 8-K

A report on Form 8-K was filed on October 17, 2001 with respect to the appointment of
Craig S. Miller as President and Chief Executive Officer of the Company and his election as a member of the Company's Board of Directors.

(c)	Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Furr's/Bishop's, Incorporated, incorporated by reference from the Registrant's Registration Statement on Form S-4 (File No. 33-38978).

3.2	By-laws of Furr's/Bishop's, Incorporated, as amended December 3, 1997, incorporated by reference from the Registrant's Registration Statement on Form S-1 (amended on Form S-3) (File No. 333-4576).

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Furr's/Bishop's,
Incorporated, incorporated by reference from the Registrant's Registration Statement on Form S-4
(File No. 33-92236).

3.4	Second Certificate of Amendment to the Amended and Restated Certificate of Incorporation of
Furr's/Bishop's, Incorporated, incorporated by reference from the Registrant's Form 10-K for the year ended January 2, 1996.

3.5	Third Certificate of Amendment to the Amended and Restated Certificate of Incorporation of
Furr's/Bishop's Incorporated as filed with the Secretary of State of Delaware on December 10, 1999.

3.6	Fourth Certificate of Amendment to the Amended and Restated Certificate of Incorporation of
Furr's/Bishop's Incorporated as filed with the Secretary of State of Delaware on December 10, 1999.

3.7	Certificate of Ownership and Merger of Subsidiary into parent, as filed with the Secretary of State of
Delaware on February 10, 2000.

10.1	Master Sublease Agreement, dated as of December 1, 1986, between Kmart Corporation and Cafeteria
Operators, L.P. (as successor in interest to Furr's Cafeterias, Inc.), incorporated by reference from the Registration Statement on Form S-1 of Cavalcade Foods, Inc., Furr's Cafeterias, Inc.
and Bishop Buffets, Inc. (File No. 33-11842).

10.2	Amendment, with respect to the Master Sublease Agreement, dated as of December 1, 1993, between
Kmart Corporation and Cafeteria Operators, L.P., incorporated by reference from the registrant's
Form 8-K dated November 15, 1993.

10.3	1995 Stock Option Plan of Furr's Restaurant Group, Inc., incorporated by reference from Annex B of the
Prospectus included in the Registrant's Registration Statement on Form S-4 (File No. 33-92236).

10.4	First Amendment to 1995 Stock Option Plan, dated as of June 18, 1998, incorporated by reference from
Furr's Restaurant Group, Inc.'s Form 10-Q for the fiscal quarter ended June 30, 1998.

10.5	Employment Agreement, dated as of October 9, 2001, between Craig S. Miller and Furr's Restaurant
Group, Inc., incorporated by reference from Furr's Restaurant Group, Inc.'s Form 10-Q for the fiscal quarter ended October 2, 2001.

10.6	Nonqualified Stock Option Agreement, effective as of October 9, 2001, between Craig S. Miller and
Furr's Restaurant Group, Inc., incorporated by reference from Furr's Restaurant Group, Inc.'s
Form 10-Q for the fiscal quarter ended October 2, 2001.

10.7	Stock Grant Agreement, effective as of November 5, 2001, between Craig S. Miller and Furr's Restaurant
Group, Inc., incorporated by reference from Furr's Restaurant Group, Inc.'s Form 10-Q for the fiscal quarter ended October 2, 2001.

10.8	Revolving Credit and Term Loan Agreement, dated as of April 10, 2001, between Furr's Restaurant
Group, Inc. and subsidiaries and Fleet National Bank as agent and other banks referenced therein (filed herewith.)

10.9	Form of Retention Bonus Agreement (filed herewith.)

21.0	Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP.

27.0	Financial Data Schedule.

SIGNATURES

           Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FURR'S RESTAURANT GROUP, INC.

DATE:	March 26, 2002	/s/ Craig S. Miller
Craig S. Miller
President and
Chief Executive Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Furr's Restaurant Group, Inc. and on the dates indicated.

DATE:	March 26, 2002	/s/ Damien Kovary
Damien Kovary
Director, Chairman of the Board

DATE:	March 26, 2002	/s/ Robert N. Dangremond
Robert N. Dangremond
Director

DATE:	March 26, 2002	/s/ Margaret Bertelsen Hampton
Margaret Bertelsen Hampton
Director

DATE:	March 26, 2002	/s/ Craig S. Miller
Craig S. Miller
Director (Chief Executive Officer and
Chief Financial Officer)

DATE:	March 26, 2002	/s/ Max Pine
Max Pine
Director

DATE:	March 26, 2002	/s/ Robert W. Sullivan
Robert W. Sullivan
Director

DATE:	March 26, 2002	/s/ Nancy A. Ellefson
Nancy A. Ellefson
Vice President of Finance (Chief Accounting Officer)

SCHEDULE II

FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES
----------------------------------------------

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)
-------------------------------------------------------------------------------------------------------------------------------

                                                          Additions
                                                          ---------
                                                           (credited)
                                               ------------------------------

                               Balance at      Charged to      Charged to                         Balance at
                               Beginning       Costs and       Other                              End of
Description                    of Period       Expenses        Accounts        Deductions         Period
-----------                    ---------       --------        --------        ----------         ------

YEAR ENDED JANUARY 1, 2002:
Reserve for store closing      $     3,065     $       295     $         -     $        710(1)    $    2,650
                               ===========     ===========     ===========     ============       ==========

Allowance for doubtful
   accounts receivable         $        89     $        19     $         -     $          -       $      108
                               ===========     ===========     ===========     ============       ==========

Valuation allowance for
   deferred tax asset          $    35,107     $         -     $         -     $          -       $   35,107
                               ===========     ===========     ===========     ============       ==========

YEAR ENDED JANUARY 2, 2001:
Reserve for store closing      $     3,362     $       702     $         -     $        999(1)    $    3,065
                               ===========     ===========     ===========     ============       ==========

Allowance for doubtful
   accounts receivable         $        14     $        75     $         -     $          -       $       89
                               ===========     ===========     ===========     ============       ==========

Valuation allowance for
   deferred tax asset          $    35,107     $         -     $         -     $          -       $   35,107
                               ===========     ===========     ===========     ============       ==========

YEAR ENDED DECEMBER 31, 1999:
Reserve for store closing      $     4,596     $        41     $         -     $      1,275(1)    $    3,362
                               ===========     ===========     ===========     ============       ==========

Allowance for doubtful
   accounts receivable         $        14     $         -     $         -     $          -       $       14
                               ===========     ===========     ===========     ============       ==========

Valuation allowance for
   deferred tax asset          $    56,653       $ (21,546)    $         -     $          -       $   35,107
                               ===========       =========     ===========     ============       ==========

(1) Includes costs and expenses incurred during the year on closed units and severance payments.

EXHIBIT 21

SUBSIDIARIES OF
FURR'S RESTAURANT GROUP, INC.

Furr's/Bishop's Cafeterias, L.P. and Subsidiaries
Cafeteria Operators, L.P.
A Delaware limited partnership
Doing business as Furr's Cafeterias and Bishop's Buffets

Cavalcade Holdings, Inc. and Subsidiaries
Cavalcade Foods, Inc.
A Delaware corporation