Form 10-Q
period 2002-04-02
FURRS RESTAURANT GROUP INC
filed 2002-05-22
CIK 872548

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2002

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

YES  X    NO

As of May 1, 2002 there were 9,767,926 shares of Common Stock outstanding.

FURR'S RESTAURANT GROUP, INC.

INDEX

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets -
April 2, 2002 (Unaudited) and January 1, 2002	3

Unaudited Condensed Consolidated Statements of
Operations - For the thirteen weeks ended
April 2, 2002 and April 3, 2001	5

Unaudited Consolidated Statement of Changes in
Stockholders' Equity - For the thirteen weeks ended
April 2, 2002	6

Unaudited Condensed Consolidated Statements of
Cash Flows - For the thirteen weeks ended
April 2, 2002 and April 3, 2001	7

Notes to Unaudited Condensed Consolidated
Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	13

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	13

SIGNATURES	14

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                   FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES
                   ----------------------------------------------

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                          APRIL 2, 2002 AND JANUARY 1, 2002
                  (Dollars in Thousands, Except Par Value Amounts)
                   ----------------------------------------------

                                              (Unaudited)
                                                April 2,       January 1,
                                                  2002            2002
                                             -------------   -------------

ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                $      -        $       -
      Accounts and notes receivable (net of
         allowance for doubtful accounts of
         $105 and $108, respectively)             2,484            1,634
      Inventories                                 7,449            6,771
      Prepaid expenses and other                  1,701              850
                                             -------------   -------------

      Total current assets                       11,634            9,255
                                             -------------   -------------

PROPERTY, PLANT AND EQUIPMENT NET:               43,896           45,389

DEFERRED TAX ASSET                               18,582           18,926
DEFERRED LOAN COSTS                               2,348            2,489
OTHER ASSETS                                        588              590
                                             -------------   -------------

         TOTAL ASSETS                          $ 77,048        $  76,649
                                             =============   =============

                                  (Continued)

                  FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES
                  ----------------------------------------------

                       CONDENSED CONSOLIDATED BALANCE SHEETS
                         APRIL 2, 2002 AND JANUARY 1, 2002
                 (Dollars in Thousands, Except Par Value Amounts)
                 ------------------------------------------------

                                                    (Unaudited)
                                                      April 2,   January 1,
                                                        2002        2002
                                                    ----------  -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Current maturities of long-term debt          $  5,100    $   5,100
      Trade accounts payable                           6,923        6,367
      Other payables and accrued expenses             13,652       15,733
      Derivative liability, current                      381          502
      Reserve for store closings, current                476          918
      Long-term debt classified as current (Note 4)   36,325            -
                                                    ----------  -----------

         Total current liabilities                    62,857       28,620
                                                    ----------  -----------

RESERVE FOR STORE CLOSINGS, NET OF CURRENT PORTION
                                                       1,641        1,732

LONG-TERM DEBT, NET OF CURRENT MATURITIES                  -       33,900

OTHER PAYABLES                                         9,679        9,899

DERIVATIVE LIABILITY, NET OF CURRENT PORTION               7           85

EXCESS OF FUTURE LEASE PAYMENTS OVER FAIR
      VALUE NET OF AMORTIZATION                          906        1,082

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Preferred Stock, $.01 par value;
         5,000,000 shares authorized, none issued
      Common Stock, $.01 par value;
         15,000,000 shares authorized,
         9,767,926 issued and outstanding                 98           98
      Additional paid-in capital                      56,407       56,407
      Accumulated other comprehensive loss            (6,159)      (6,286)
      Accumulated deficit                            (48,388)     (48,888)
                                                    ----------  -----------

         Total stockholders' equity                    1,958        1,331
                                                    ----------  -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 77,048    $  76,649
                                                    ==========  ===========

See accompanying notes to condensed consolidated financial statements.

                    FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES
                    ----------------------------------------------

               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THIRTEEN WEEKS ENDED APRIL 2, 2002 AND APRIL 3, 2001
                   (Dollars in Thousands, Except Per Share Amounts)
                   ------------------------------------------------

                                                   Thirteen weeks ended
                                                 ---------------------------
                                                  April 2,         April 3,
                                                    2002             2001
                                                 ------------  -------------

Sales                                            $  43,277     $   47,487

Costs and expenses:
      Cost of sales (excluding depreciation)        13,293         13,322
      Labor and related costs                       15,950         16,790
      Occupancy and other expenses                   8,273          9,692
      General and administrative expenses            2,114          2,558
      Gain on termination of closed store
          obligations                                 (338)            -
      Depreciation and amortization                  2,222          2,600
                                                 ------------  -------------
                                                    41,514         44,962
                                                 ------------  -------------

Operating income                                     1,763          2,525

      Gain (loss) on disposal of assets                (29)           439
      Interest expense                                 966             94
                                                 ------------  -------------

Earnings before income taxes                           768          2,870

      Income tax expense (benefit)                     268            539
                                                 ------------  -------------

Net income                                       $     500     $    2,331
                                                 ============  =============

Weighted average shares:
      Basic                                      9,767,926      9,757,918
                                                 ============  =============
      Diluted                                    9,770,659      9,757,918
                                                 ============  =============

Net income per share:
      Basic                                      $    0.05     $     0.24
                                                 ============  =============
      Diluted                                    $    0.05     $     0.24
                                                 ============  =============

See accompanying notes to condensed consolidated financial statements.

                                  FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES
                                  ----------------------------------------------

                                UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                    FOR THE THIRTEEN WEEKS ENDED APRIL 2, 2002
                                              (Dollars in Thousands)
                                              ----------------------

                                                                                    Accumulated
                                                                   Additional          Other
                                           Preferred    Common      Paid-In        Comprehensive     Accumulated
                                             Stock       Stock      Capital            Loss            Deficit        Total
                                          -------------------------------------  ------------------------------------------------

BALANCE, JANUARY 1, 2002                  $        -  $       98  $     56,407   $         (6,286) $      (48,888)  $    1,331

Change in fair value of estimated cash
   flows related to interest rate swap,
   net of tax                                      -           -             -                 25               -           25

Reclassification of interest rate swap to
   earnings, net of tax                            -           -             -                102               -          102

Net income                                         -           -             -                  -             500          500
                                          -------------------------------------  ------------------------------------------------

BALANCE, APRIL 2, 2002                    $        -  $       98  $     56,407   $         (6,159) $      (48,388)  $    1,958
                                          =====================================  ================================================

See accompanying notes to condensed consolidated financial statements.

               FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES
               ----------------------------------------------

          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in Thousands)
                           ----------------------

                                                          Thirteen weeks ended
                                                         ---------------------
                                                          April 2,   April 3,
                                                            2002       2001
                                                         --------- -----------

Cash flows from operating activities:
 Net income                                               $  500    $ 2,331
   Adjustments to reconcile net income to net cash
     provided by operating activities:
         Amortization of loan cost                           141          -
         Depreciation and amortization                     2,222      2,600
         Deferred tax expense                                268        539
         Gain on termination of closed store lease
            obligations                                     (338)         -
         Loss (gain) on disposal of assets                    29       (439)
         Changes in operating assets and liabilities:
            Accounts and notes receivable                   (850)        60
            Inventories                                     (678)      (317)
            Prepaid expenses and other                      (845)       130
            Reserve for store closings                      (195)      (136)
            Trade accounts payable, other payables,
              accrued expenses and other liabilities      (1,752)    (2,824)
                                                         --------- ----------

     Net cash provided by (used in) operating activities  (1,498)     1,944
                                                         --------- ----------

Cash flows from (used in) investing activities:
 Purchases of property, plant and equipment                 (927)      (517)
 Proceeds from (cash used in) the sale or disposal of
 property, plant and equipment                                 -      3,037
                                                         --------- ----------

     Net cash provided by (used in) investing activities    (927)     2,520
                                                         --------- ----------

Cash flows from financing activities:
 Payment of indebtedness                                  (1,275)    (2,746)
 Net borrowing on revolver                                 3,700          -
                                                         --------- ----------
     Net cash from (used in) financing activities          2,425     (2,746)
                                                         --------- ----------

Increase (decrease) in cash and cash equivalents               -      1,718

Cash and cash equivalents at beginning of period               -      5,694
                                                         --------- ----------

Cash and cash equivalents at end of period                $    -    $ 7,412
                                                         ========= ==========

Supplemental disclosure of cash flow information:
   Cash paid for interest (including $2,746 in 2001
   classified as payment of indebtedness)                 $  911    $ 2,906

   Cash paid for income taxes                                  -          -

See accompanying notes to condensed consolidated financial statements.

FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in Thousands)

1.     Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended January 1, 2002. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation.

         Interim results of operations may not be indicative of the results that may be expected for a full fiscal year.

2.     Earnings Per Share

        The following table reconciles the denominators of basic and diluted earnings per share for the thirteen-week periods ended April 2, 2002 and April 3, 2001.

                                                          April 2,      April 3,
                                                            2002          2001
                                                        ------------  ------------

   Weighted average common shares outstanding-basic       9,767,926     9,757,918
   Options                                                    2,733             -
                                                        ------------  ------------
   Weighted average common shares outstanding-diluted     9,770,659     9,757,918
                                                        ============  ============

For the thirteen weeks ended April 2, 2002 and April 3, 2001, outstanding options totaling 829,843 and 743,000, respectively, were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

3.     Income Taxes

        We have provided income tax expense of $268 and $539 for the thirteen weeks ended April 2, 2002 and April 3, 2001, respectively. For the thirteen weeks ended April 3, 2001, the effective income tax rate is lower than the statutory Federal rate of 35% due to interest expense on restructured debt reduction, which is reported as debt rather than interest expense pursuant to Statement of Financial Accounting Standards No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings.”

4.     Debt

        On April 10, 2001, the Company entered into a new $55 million Revolving Credit and Term Loan Agreement (Credit Agreement) with various banks and lenders that allows the Company to borrow at either a Federal Funds Rate plus an applicable margin or at a Eurocurrency Reserve Rate plus an applicable margin. The Credit Agreement contains covenants with regard to maintaining certain leverage ratios, achieving certain levels of EBITDA, operating cash flow and limits on capital expenditures. In addition there are certain restrictions on the payment of dividends and additional indebtedness. As a result of lower same-store sales, the Company is not in compliance with the minimum EBITDA and Leverage Ratio covenants required by its Credit Agreement as of April 2, 2002. The Company is discussing with its banks an amendment to the Credit Agreement to cure the covenant defaults. Management believes that such an amendment can be completed on terms that will not have a material adverse effect on the Company or its business plans. Because a definitive agreement reflecting the amendments has not been completed as of the date of this report, the Company’s debt under the Credit Agreement is reflected as a current liability on its balance sheet. The Company is current in its payments under the Credit Agreement and the lenders have not issued a notice of default or taken other action under the Credit Agreement in response to the covenant defaults.

        The Credit Agreement provides that the Company can borrow up to $20 million on a revolving basis until April, 2006, of which $9 million was drawn at closing. As of April 2, 2002, the Company had borrowings of $10.7 million on the revolver and $3.4 assigned to standby letters of credit related to the Company’s workers’ compensation insurance policy. The remaining $5.9 million is available to be used for working capital and capital expenditures. The Credit Agreement contains a $30 million Term Loan A and a $5 million Term Loan B. The Term Loan A and Term Loan B provide for quarterly amortization through April, 2006 and April, 2007, respectively, with the remaining amounts outstanding then due. The Company’s obligations under the Credit Agreement are secured by a security interest in and liens upon substantially all of the Company’s assets.

5.     Interest Rate Risk Management

        The Company uses variable-rate debt to finance its operations. In particular, it has borrowed money under a Credit Agreement providing for variable-rate interest to retire the bonds and notes that were due December 31, 2001. This debt obligation exposes the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases and conversely, if interest rates decrease, interest expense also decreases.

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

6.     Business Segments

        Following is a summary of segment information of the Company for the thirteen weeks ended April 2, 2002 and April 3, 2001:

                                                     Dynamic
                                Cafeterias         Foods         Total
                                  -------------  ------------   ----------
2002:
  External revenues                   $ 42,532       $   745      $ 43,277
  Intersegment revenues                      -        14,187        14,187
  Depreciation and amortization          1,973           249         2,222
  Segment profit                         1,378            82         1,460

2001:
  External revenues                   $ 47,078       $   409      $ 47,487
  Intersegment revenues                      -        14,424        14,424
  Depreciation and amortization          2,337           263         2,600
  Segment profit                         2,014           511         2,525

        Following is a reconciliation of reportable segments to the Company’s consolidated totals for the thirteen weeks ended April 2, 2002 and April 3, 2001:

                                             April 2, 2002    April 3, 2001
Revenues
    Total revenues of reportable segments   $      57,464     $     61,911
    Elimination of inter-segment revenue          (14,187)         (14,424)
                                            ---------------    ------------
       Total consolidated revenues          $      43,277     $     47,487
                                            ===============    ============

7.     Critical Accounting Policies

        The Company follows certain significant accounting policies when preparing its consolidated financial statements. A complete summary of these policies is included in note 1 of notes to consolidated financial statements which are included in the Company’s Form 10-K for the year ended January 1, 2002.

        Certain of the policies require management to make significant and subjective estimates and assumptions which are sensitive to deviations of actual results from management’s assumptions. In particular, management makes estimates regarding future undiscounted cash flows from the use of long-lived assets in assessing potential impairment whenever events or changes in circumstances indicate that the carrying value of a long-lived asset may not be recoverable and estimates of future taxable income when evaluating whether deferred tax assets are more likely than not recoverable.

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

8.     New Accounting Pronouncements

        SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 retains the fundamental provisions of SFAS No. 121 but eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment. This statement also requires discontinued operations to be carried at the lower of cost or fair value less costs to sell and broadens the presentation of discontinued operations to include a component of an entity rather than a segment of a business. The adoption of SFAS No. 144 did not have a material impact on the Company’s results of operations or financial position.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

        Sales for the first fiscal quarter of 2002 were $43.3 million, a decrease of $4.2 million from the same quarter of 2001. Operating income for the first quarter of 2002 was $1.4 million compared to $2.5 million in the comparable period in the prior year. Net income for the first quarter of 2002 was $.5 million, which includes a $.3 million gain on disposition of closed store obligations and $1 million of interest expense, compared to $2.3 million in the first quarter 2001, which includes a $.4 million gain on disposal of assets and $.1 million of interest expense.

        Sales. Comparable unit sales decreased $2.6 million from first quarter 2001. Of this decrease, $3.5 million was due to decreased guest count while $.9 million was gained in increased ticket average. Guest traffic was impacted in the first quarter of 2002 by the decision to not media advertise during the design and implementation of our new menu, pricing and service format update. By the end of the first quarter 2002, there had been no media advertising for six months. First quarter 2001 sales included $1.9 million in sales from units that were subsequently closed during 2001. Sales by Dynamic Foods to third parties were $.3 million higher in first quarter 2002 than first quarter 2001.

        Cost of sales. Excluding depreciation, cost of sales were 30.7% of sales for the first quarter of 2002 as compared to 28.1% for the same quarter of 2001. The increase in the cost of sales percent was due to increased product costs and cost associated with obtaining an American Institute of Baking Certification at Dynamic Foods.

        Labor and related costs. Labor and related costs decreased $.8 million from first quarter 2001. The decrease was the result of stores closed during 2001, while labor and related costs for comparable stores were the same in first quarter 2002 as first quarter 2001, despite lower sales volume, due to cost of living increases in wages, increased benefit costs and reduced operational efficiencies as guest traffic decreases.

        Occupancy and other expenses. Occupancy and other expenses decreased $1.4 million in first quarter 2002 from first quarter 2001. Of this decrease, $.5 million was due to stores that were closed during 2001, $.6 million is from decreased utilities cost in comparable stores and $.5 million in decreased advertising costs in comparable stores offset by $.2 million in increased repairs and maintenance, supplies and other expenses in comparable stores.

        General and administrative expenses. General and administrative expenses decreased $.4 million in first quarter 2002 from first quarter 2001 due to lower salaries, bonuses and related benefits than in the prior year.

        Depreciation and amortization. Depreciation and amortization expense was lower by $.4 million in the first quarter of 2002 of which, $.1 million was the result of asset disposals during 2001.

        Gain on termination of closed store obligations. In connection with its Chapter 11 bankruptcy proceeding, Kmart “rejected” leases on three of our closed units and as a result, we were relieved of our obligation on these units and recognized a $.3 million gain.

        Interest expense. Interest expense was $.9 million higher in the first quarter of 2002 due to the interest associated with the 12% Senior Secured Notes that was reported as additional debt rather than interest expense during first quarter 2001 pursuant to SFAS 15.

        Income Taxes. Income tax expense of $.3 million was provided in the first quarter of 2002 compared to $.5 million provided in the first quarter of 2001. Our effective tax rate in first quarter 2001 was lower than the statutory Federal rate of 35% due to interest expense on restructured debt reduction, which is reported as debt rather than interest expense pursuant to Statement of Financial Accounting Standard No. 15, “Accounting by Debtor and Creditors for Troubled Debt Restructurings.”

Liquidity and Capital Resources

        During the first quarter ended April 2, 2002, cash used in operating activities was $1.5 million compared to $1.9 million provided by operating activities in the same period of 2001. We made capital expenditures of $.9 million during the first quarter of 2002 compared to $.5 million during the same period of 2001. Due to the cash management arrangements available with our new revolving credit facility, cash and temporary investments were $0 and cash overdraft (included in accounts payable) was $.1 million at April 2, 2002 compared to $0 and $.4 million at January 1, 2002 and cash and temporary investments of $7.4 million at April 3, 2001. Our current ratio was .19:1 at April 2, 2002 compared to .69:1 at April 3, 2001 and .32:1 at January 1, 2002. Total assets at April 2, 2002 aggregated $77.0 million, compared to $86.0 million at April 3, 2001 and $76.6 million at January 1, 2002.

        Our restaurants’ sales are collected immediately in cash or within several days from credit card companies. Funds available from cash sales are not needed to finance receivables and are not generally needed immediately to pay for food, supplies and certain other expenses of the restaurants. Therefore, the business and operations of the Company have not historically required proportionately large amounts of working capital, which is generally common among similar restaurant companies.

        On April 10, 2001, we entered into a new $55 million Revolving Credit and Term Loan Agreement (Credit Agreement) with various banks and lenders that allows us to borrow at either a Federal Funds Rate plus an applicable margin or at a Eurocurrency Reserve Rate plus an applicable margin. The Credit Agreement contains covenants with regard to maintaining certain leverage ratios, achieving certain levels of EBITDA, operating cash flow and limits on capital expenditures. In addition there are certain restrictions on the payment of dividends and additional indebtedness. As a result of lower same-store sales, we are not in compliance with the minimum EBITDA and Leverage Ratio covenants required by our Credit Agreement as of April 2, 2002. We are discussing with our banks an amendment to the Credit Agreement to cure the covenant defaults. We believe that such an amendment can be completed on terms that will not have a material adverse effect on us or our business plans. Because a definitive agreement reflecting the amendments has not been completed as of the date of this report, our debt under the Credit Agreement is reflected as a current liability on our balance sheet. We are current in our payments under the Credit Agreement and the lenders have not issued a notice of default or taken other action under the Credit Agreement in response to the covenant defaults.

        The Credit Agreement provides that we can borrow up to $20 million on a revolving basis until April, 2006, of which $9 million was drawn at closing. As of April 2, 2002, we had borrowings of $10.7 million on the revolver and $3.4 assigned to standby letters of credit related to the Company’s workers’ compensation insurance policy. The remaining $5.9 million is available to be used for working capital and capital expenditures. The Credit Agreement contains a $30 million Term Loan A and a $5 million Term Loan B. The Term Loan A and Term Loan B provide for quarterly amortization through April, 2006 and April, 2007, respectively, with the remaining amounts outstanding then due. Our obligations under the Credit Agreement are secured by a security interest in and liens upon substantially all of our assets.

        As a result of retiring the 12% Senior Secured Notes, we reported an extraordinary pre-tax gain of $3.6 million in the second quarter of fiscal 2001.

        We operate 38 restaurants which are leased from Kmart. Kmart filed a Chapter 11 bankruptcy proceeding in January, 2002 and has subsequently “rejected” one of our ground leases and 10 of our full premise leases and has announced its intent to “reject” an additional 22 of our full premise leases. We have negotiated a new lease with the landlord on one of the “rejected” full premise leases and are currently in negotiations with the landlord of the other nine “rejected” full premise leases. We believe that the United States Bankruptcy Code, applicable state laws and the doubtful existence of more valuable uses of the leased premises will support our continued occupancy of the Kmart leased premises without material effect. The loss of possession of some of these restaurants could have a material adverse effect upon our results of operations, financial position and liquidity.

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

DATE:	May 22, 2002	FURR'S RESTAURANT GROUP, INC.

/s/ Craig S. Miller
Craig S. Miller
President and Chief Executive Officer
(Chief Financial Officer)

/s/ Nancy A. Ellefson
Nancy A. Ellefson
Vice President - Finance
(Chief Accounting Officer)