Form 10-Q
period 2002-07-02
FURRS RESTAURANT GROUP INC
filed 2002-08-21
CIK 872548

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2002

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

YES  X    NO

As of August 1, 2002 there were 9,767,926 shares of Common Stock outstanding.

FURR'S RESTAURANT GROUP, INC.

INDEX

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets -
July 2, 2002 (Unaudited) and January 1, 2002	3

Unaudited Condensed Consolidated Statements of
Operations - For the thirteen weeks ended
July 2, 2002 and July 3, 2001	5

Unaudited Condensed Consolidated Statements of
Operations - For the twenty-six weeks ended
July 2, 2002 and July 3, 2001	6

Unaudited Consolidated Statement of Changes in
Stockholders' Equity (Deficit) - For the twenty-six
weeks ended July 2, 2002	7

Unaudited Condensed Consolidated Statements of
Cash Flows - For the twenty-six weeks ended
July 2, 2002 and July 3, 2001	8

Notes to Unaudited Condensed Consolidated
Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	19

PART II.	OTHER INFORMATION

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

SIGNATURES	21

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                                  FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES
                                  ----------------------------------------------

                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                         JULY 2, 2002 AND JANUARY 1, 2002
                                 (Dollars in Thousands, Except Par Value Amounts)
                                  ----------------------------------------------

                                                                                (Unaudited)
                                                                                  July 2,            January 1,
                                                                                   2002                 2002
                                                                              -----------------    -----------------

ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                                 $        -           $         -
      Accounts and notes receivable (net of allowance for
         doubtful accounts of $101 and $108, respectively)                           1,893                 1,634
      Inventories                                                                    7,664                 6,771
      Prepaid expenses and other                                                     1,697                   850
                                                                              -----------------    -----------------

      Total current assets                                                          11,254                 9,255
                                                                              -----------------    -----------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                  41,386                45,389

DEFERRED TAX ASSET                                                                       -                18,926
DEFERRED LOAN COSTS                                                                  2,243                 2,489
OTHER ASSETS                                                                           678                   590
                                                                              -----------------    -----------------

         TOTAL ASSETS                                                           $   55,561           $    76,649
                                                                              =================    =================

                                                    (Continued)

                                  FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES
                                  ----------------------------------------------

                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                         JULY 2, 2002 AND JANUARY 1, 2002
                                 (Dollars in Thousands, Except Par Value Amounts)
                                 ------------------------------------------------

                                                                                  (Unaudited)
                                                                                    July 2,              January 1,
                                                                                      2002                  2002
                                                                                ------------------    ------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
      Current maturities of long-term debt                                          $  6,375             $   5,100
      Trade accounts payable                                                           8,656                 6,367
      Other payables and accrued expenses                                             14,185                15,733
      Derivative liability, current                                                      425                   502
      Reserve for store closings, current                                                367                   918
      Long-term debt classified as current (Note 4)                                   35,550                     -
                                                                                ------------------    ------------------

         Total current liabilities                                                    65,558                28,620
                                                                                ------------------    ------------------

RESERVE FOR STORE CLOSINGS, NET OF CURRENT PORTION
                                                                                       1,667                 1,732

LONG-TERM DEBT, NET OF CURRENT MATURITIES                                                  -                33,900

OTHER PAYABLES                                                                         9,318                 9,899

DERIVATIVE LIABILITY, NET OF CURRENT PORTION                                               -                    85

EXCESS OF FUTURE LEASE PAYMENTS OVER FAIR
      VALUE NET OF AMORTIZATION                                                          857                 1,082

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
      Preferred Stock, $.01 par value; 5,000,000 shares authorized, none issued
      Common Stock, $.01 par value; 15,000,000 shares authorized,
         9,767,926 issued and outstanding                                                 98                    98
      Additional paid-in capital                                                      56,407                56,407
      Accumulated other comprehensive loss                                            (6,335)               (6,286)
      Accumulated deficit                                                            (72,009)              (48,888)
                                                                                ------------------    ------------------

         Total stockholders' equity (deficit)                                        (21,839)                1,331
                                                                                ------------------    ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                                                                    $ 55,561             $  76,649
                                                                                ==================    ==================

See accompanying notes to condensed consolidated financial statements.

                                  FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES
                                  ----------------------------------------------

                             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE THIRTEEN WEEKS ENDED JULY 2, 2002 AND JULY 3, 2001
                                 (Dollars in Thousands, Except Per Share Amounts)
                                 ------------------------------------------------

                                                                             Thirteen weeks ended
                                                                     --------------------------------------
                                                                         July 2,              July 3,
                                                                           2002                 2001
                                                                     -----------------    -----------------

Sales                                                                  $   41,535           $   47,555

Costs and expenses:
      Cost of sales (excluding depreciation)                               13,821               13,970
      Labor and related costs                                              15,628               16,923
      Occupancy and other expenses                                         10,492                9,765
      General and administrative expenses                                   2,518                2,486
      Depreciation and amortization                                         3,293                3,048
                                                                     -----------------    -----------------
                                                                           45,752               46,192
                                                                     -----------------    -----------------

Operating income (loss)                                                    (4,217)               1,363

      Gain (loss) on disposal of assets                                        41                  (95)
      Interest expense                                                      1,002                1,085
                                                                     -----------------    -----------------

Earnings (loss) before income taxes and extraordinary item                 (5,178)                 183

      Income tax expense (benefit)                                         18,442                 (101)
                                                                     -----------------    -----------------

Earnings (loss) before extraordinary item                                 (23,620)                 284

      Extraordinary gain on retirement of debt                                  -                3,640
                                                                     -----------------    -----------------

Net income (loss)                                                    $    (23,620)          $    3,924
                                                                     =================    =================

Weighted average shares:
      Basic                                                             9,767,926            9,767,926
                                                                     =================    =================
      Diluted                                                           9,769,958            9,770,066
                                                                     =================    =================

Earnings (loss) before extraordinary item per share:
      Basic                                                            $    (2.42)           $    0.03
                                                                     =================    =================
      Diluted                                                          $    (2.42)           $    0.03
                                                                     =================    =================

Extraordinary item per share:
      Basic                                                                     -           $     0.37
                                                                     =================    =================
      Diluted                                                                   -           $     0.37
                                                                     =================    =================

Net income (loss) per share:
      Basic                                                            $    (2.42)           $    0.40
                                                                     =================    =================
      Diluted                                                          $    (2.42)           $    0.40
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

                                  FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES
                                  ----------------------------------------------

                             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE TWENTY-SIX WEEKS ENDED JULY 2, 2002 AND JULY 3, 2001
                                 (Dollars in Thousands, Except Per Share Amounts)
                                 ------------------------------------------------

                                                                            Twenty-six weeks ended
                                                                     --------------------------------------
                                                                         July 2,              July 3,
                                                                           2002                 2001
                                                                     -----------------    -----------------

Sales                                                                  $   84,812           $   95,042

Costs and expenses:
      Cost of sales (excluding depreciation)                               27,114               27,292
      Labor and related costs                                              31,578               33,713
      Occupancy and other expenses                                         18,765               19,457
      General and administrative expenses                                   4,632                5,044
      Gain on termination of closed store obligations                       (338)                    -
      Depreciation and amortization                                         5,515                5,648
                                                                     -----------------    -----------------
                                                                           87,266               91,154
                                                                     -----------------    -----------------

Operating income (loss)                                                    (2,454)               3,888

      Gain on disposal of assets                                               12                  344
      Interest expense                                                      1,969                1,179
                                                                     -----------------    -----------------

Earnings (loss) before income taxes and extraordinary item                 (4,411)               3,053

      Income tax expense                                                   18,710                  438
                                                                     -----------------    -----------------

Earnings (loss) before extraordinary item                                 (23,121)               2,615

      Extraordinary gain on retirement of debt                                  -                3,640
                                                                     -----------------    -----------------

Net income (loss)                                                    $    (23,121)          $    6,255
                                                                     =================    =================

Weighted average shares:
      Basic                                                             9,767,926            9,767,926
                                                                     =================    =================
      Diluted                                                           9,773,253            9,769,267
                                                                     =================    =================

Earnings (loss) before extraordinary item per share:
      Basic                                                            $    (2.37)           $    0.27
                                                                     =================    =================
      Diluted                                                          $    (2.37)           $    0.27
                                                                     =================    =================

Extraordinary item per share:
      Basic                                                                     -           $     0.37
                                                                     =================    =================
      Diluted                                                                   -           $     0.37
                                                                     =================    =================

Net income (loss) per share:
      Basic                                                            $    (2.37)          $     0.64
                                                                     =================    =================
      Diluted                                                          $    (2.37)          $     0.64
                                                                     =================    =================

See accompanying notes to condensed consolidated financial statements.

                                  FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES
                                  ----------------------------------------------

                           UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                    FOR THE TWENTY-SIX WEEKS ENDED JULY 2, 2002
                                              (Dollars in Thousands)
                                              ----------------------

                                                                                    Accumulated
                                                                   Additional          Other
                                           Preferred    Common      Paid-In        Comprehensive     Accumulated
                                             Stock       Stock      Capital            Loss            Deficit        Total
                                          -------------------------------------  ------------------------------------------------

BALANCE, JANUARY 1, 2002                  $        -  $       98  $     56,407   $         (6,286) $      (48,888)  $    1,331

Change in fair value of estimated cash
   flows related to interest rate swap             -           -             -               (360)              -         (360)

Reclassification of interest rate swap to
   earnings                                        -           -             -                311               -          311

Net loss                                           -           -             -                  -         (23,121)     (23,121)
                                          -------------------------------------  ------------------------------------------------

BALANCE, JULY 2, 2002                     $        -  $       98  $     56,407   $         (6,335) $      (72,009)  $  (21,839)
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

                                  FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES
                                  ----------------------------------------------

                             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Dollars in Thousands)
                                              ----------------------

                                                                                        Twenty-six weeks ended
                                                                                ---------------------------------------
                                                                                     July 2,             July 3,
                                                                                      2002                 2001
                                                                                ------------------  -------------------

Cash flows from operating activities:
     Net income (loss)                                                               $ (23,121)        $     6,255
       Adjustments to reconcile net income (loss) to net cash provided by
         (used in) operating activities:
             Amortization of deferred loan cost                                            246                 135
             Depreciation and amortization                                               5,515               5,648
             Deferred tax expense                                                       18,710                 438
             Gain on termination of closed store lease obligations                        (338)                  -
             Gain on disposal of assets                                                    (12)               (344)
             Extraordinary gain on debt refinancing                                        -                (3,640)
             Changes in operating assets and liabilities:
                Accounts and notes receivable                                             (259)               (385)
                Inventories                                                               (893)               (603)
                Prepaid expenses and other                                                (719)             (1,463)
                Reserve for store closings                                                (278)               (268)
                Trade accounts payable, other payables,
                  accrued expenses and other liabilities                                   (51)                446
                                                                                ------------------  -------------------

             Net cash provided by (used in) operating activities                        (1,200)              6,219
                                                                                ------------------  -------------------

Cash flows provided by  (used in) investing activities:
     Purchases of property, plant and equipment                                         (1,725)             (1,155)
     Proceeds from the sale or disposal of property,
         plant and equipment                                                                 -               3,005
                                                                                ------------------  -------------------

             Net cash provided by (used in) investing activities                        (1,725)              1,850
                                                                                ------------------  -------------------

Cash flows provided by financing activities:
     Payment of indebtedness                                                            (1,275)            (11,079)
     Payment of loan costs                                                                 -                (2,684)
     Increase in cash overdraft                                                            -                  (521)
     Net borrowing on revolver                                                           4,200                 500
     Issuance of stock                                                                                          21
                                                                                ------------------  -------------------
             Net cash provided by (used in) financing activities                         2,925             (13,763)
                                                                                ------------------  -------------------

Decrease in cash and cash equivalents                                                      -                (5,694)

Cash and cash equivalents at beginning of period                                           -                 5,694
                                                                                ------------------  -------------------

Cash and cash equivalents at end of period                                         $       -          $          -
                                                                                ==================  ===================

Supplemental disclosure of cash flow information:
       Cash paid for interest (including $3,364 in 2001 classified as
       payment of indebtedness)                                                    $     1,719        $      4,794

       Cash paid for income taxes                                                  $       -          $          -
                                                                                ==================  ===================

Non-cash investing and financing activities:
       Receivable related to involuntary equipment conversion                      $       -          $        114
                                                                                ==================  ===================

See accompanying notes to condensed consolidated financial statements.

FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in Thousands)

1.     Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended January 1, 2002. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation.

         Interim results of operations may not be indicative of the results that may be expected for a full fiscal year.

2.      Earnings Per Share

         The following table reconciles the denominators of basic and diluted earnings per share for the periods ended July 2, 2002 and July 3, 2001.

                                                      Thirteen Weeks Ended               Twenty-six Weeks Ended
                                                 -------------------------------     -------------------------------
                                                   July 2,           July 3,           July 2,           July 3,
                                                     2002              2001              2002              2001
                                                 -------------     -------------     -------------     -------------

     Weighted average common shares
       outstanding-basic                            9,767,926         9,767,926         9,767,926         9,767,926
     Options                                            2,032             2,140             5,327             1,341
                                                 -------------     -------------     -------------     -------------
     Weighted average common shares
       outstanding-diluted                          9,769,958         9,770,066         9,773,253         9,769,267
                                                 =============     =============     =============     =============

        The following table sets forth the options that were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common shares and therefore, the effect would be anti-dilutive.

                                                      Thirteen Weeks Ended               Twenty-six Weeks Ended
                                                 -------------------------------     -------------------------------
                                                   July 2,           July 3,           July 2,           July 3,
                                                     2002              2001              2002              2001
                                                 -------------     -------------     -------------     -------------

     Options                                        1,469,834           758,000         1,469,834           758,000

3.     Comprehensive Income

         The following table sets for the components of comprehensive income for the periods ended July 2, 2002 and July 3, 2001:

                                                      Thirteen Weeks Ended               Twenty-six Weeks Ended
                                                 -------------------------------     -------------------------------
                                                   July 2,           July 3,           July 2,           July 3,
                                                     2002              2001              2002              2001
                                                 -------------     -------------     -------------     -------------

     Net income (loss)                            $  (23,620)      $     3,924         $ (23,121)       $    6,255
     Fair value of interest rate swap, net
       of tax in 2001                                   (176)             (217)              (49)             (217)
                                                 -------------     -------------     -------------     -------------
                                                  $  (23,796)      $     3,707         $ (23,170)       $    6,038
                                                 =============     =============     =============     =============

4.     Income Taxes

        The Company provided income tax expense (benefit) of $18,442 and ($101) for the thirteen weeks ended July 2, 2002 and July 3, 2001, respectively, and income tax expense of $18,710 and $438 for the twenty-six weeks ended on the same dates, respectively. During the thirteen weeks ended July 2, 2002, the Company’s deferred tax asset was reduced by $18,442 through an increase in the valuation allowance. This action, which will not adversely affect the Company’s cash flows or liquidity, was taken based on the Company’s review of its recent operating results, and the Company’s existing defaults under its credit agreement, which management believes create substantial uncertainty regarding the Company’s ability in the near term to recover the asset by utilizing existing net operating losses available for carryforward to reduce future taxable income. Management does not believe it has sufficient information at this time to determine what portion, if any, of the tax asset might be recoverable over the longer term if the existing defaults of the Company’s credit agreement are resolved and the Company’s operating performance recovers to previous levels. Accordingly, a valuation allowance has been provided for the entire amount of the asset. The Company intends to review this determination on a periodic basis and, if conditions justify, may determine that it is appropriate to recognize some amount of deferred tax asset by decreasing the valuation allowance at a future date. No assurance can be given as to the timing or amount of any such action.

        For the periods ended in 2001, the effective income tax rate is lower than the statutory Federal rate of 35% due to interest expense on restructured debt reduction, which is reported as debt rather than interest expense pursuant to Statement of Financial Accounting Standards No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings (“SFAS 15”).” There is no income tax expense associated with the extraordinary gain as this represents early disposition of the remaining restructured debt interest under SFAS 15.

5.     Debt and Liquidity

        On April 10, 2001, the Company entered into a $55,000 Revolving Credit and Term Loan Agreement (Credit Agreement) with various banks and lenders that allows the Company to borrow at either a Federal Funds Rate plus an applicable margin or at a Eurocurrency Reserve Rate plus an applicable margin. The Credit Agreement contains covenants with regard to maintaining certain leverage ratios, achieving certain levels of EBITDA, operating cash flow and limits on capital expenditures. In addition there are certain restrictions on the payment of dividends and incurrence of additional indebtedness.

        The Credit Agreement provides that the Company can borrow up to $20,000 on a revolving basis until April, 2006, of which $9,000 was drawn at closing. As of July 2, 2002, the Company had borrowings of $11,200 on the revolver and $3,400 assigned to standby letters of credit related to the Company’s workers’ compensation insurance policy. The remaining $5,400 would be available to be used for working capital and capital expenditures in the absence of the defaults existing under the Credit Agreement discussed below. The Credit Agreement contains a $30,000 Term Loan A and a $5,000 Term Loan B. The Term Loan A and Term Loan B provide for quarterly amortization through April, 2006 and April, 2007, respectively, with the remaining amounts outstanding then due. The Company’s obligations under the Credit Agreement are secured by a security interest in and liens upon substantially all of the Company’s assets.

        The Company’s reduced sales during the first half of 2002 contributed to the Company’s operating losses and a significant reduction in its cash flow. The Company has continued to be out of compliance with the financial ratio covenants required by its Credit Agreement as of July 2, 2002, which has resulted in the lenders’ refusal to make further advances under the revolving portion of the Credit Agreement, requiring the Company to operate based on its available cash flow during this period. The Company has taken a number of actions to conserve and manage its cash, including withholding the principal payment of $1,300 under the Credit Agreement that was due July 2, 2002 and interest payments of $500 due subsequent to quarter end.

        Because of the existing defaults, the Company’s debt under the Credit Agreement is reflected as a current liability on its balance sheet. The lenders have not issued a notice of default or taken other action under the Credit Agreement in response to the payment and covenant defaults. However, the lenders have notified the Company that they are, based on the existence of these conditions, reserving their rights under the Credit Agreement to accelerate all amounts due to them and to seek to exercise the remedies upon default set forth in the Credit Agreement. These remedies include the right to foreclose upon and sell or otherwise dispose of the Company’s assets which secure the Company’s obligations under the Credit Agreement, any of which could significantly and negatively impact the Company’s financial condition and operating results.

6.     Interest Rate Risk Management

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

7.     Business Segments

         Following is a summary of segment information of the Company for the thirteen weeks ended July 2, 2002 and  July 3, 2001:

                                                                               Dynamic
                                                      Cafeterias                Foods               Total
                                                   -----------------     -----------------     ----------------
2002:
    External revenues                                    $ 40,178              $  1,357           $ 41,535
    Intersegment revenues                                       -                14,224             14,224
    Depreciation and amortization                           3,041                   252              3,293
    Segment profit (loss)                                  (4,409)                  192             (4,217)

2001:
    External revenues                                    $ 47,134               $   421           $ 47,555
    Intersegment revenues                                       -                15,351             15,351
    Depreciation and amortization                           2,787                   261              3,048
    Segment profit                                          1,035                   328              1,363

         Following is a summary of segment information of the Company for the twenty-six weeks ended July 2, 2002 and July 3, 2001:

                                                                                Dynamic
                                                      Cafeterias                 Foods              Total
                                                   -----------------     -----------------     ----------------
2002:
    External revenues                                    $ 82,710              $  2,102           $ 84,812
    Intersegment revenues                                       -                28,411             28,411
    Depreciation and amortization                           5,014                   501              5,515
    Segment profit (loss)                                  (2,728)                  274             (2,454)

2001:
    External revenues                                    $ 94,212               $   830           $ 95,042
    Intersegment revenues                                       -                29,775             29,775
    Depreciation and amortization                           5,124                   524              5,648
    Segment profit                                          3,049                   839              3,888

         Following is a reconciliation of reportable segments to the Company's consolidated totals for the periods ended July 2, 2002 and July 3, 2001:

                                                     Thirteen Weeks Ended               Twenty-six Weeks Ended
                                                 ------------------------------     -------------------------------
                                                   July 2,          July 3,           July 2,           July 3,
                                                     2002             2001              2002             2001
                                                 -------------    -------------     -------------    --------------
Revenues
  Total revenues of reportable segments            $  55,759        $  62,906          $113,223         $124,817
  Elimination of inter-segment revenue               (14,224)         (15,351)          (28,411)         (29,775)
                                                                  -------------     -------------
                                                 -------------                                       --------------
Total consolidated revenues                        $  41,535        $  47,555         $  84,812        $  95,042
                                                 =============    =============     =============    ==============

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Thirteen Weeks Ended July 2, 2002 Compared to Thirteen Weeks Ended July 3, 2001:

        Sales for the second fiscal quarter of 2002 were $41.5 million, a decrease of $6.0 million from the same quarter of 2001. Operating loss for the second quarter of 2002 was $4.2 million compared to $1.4 million of operating income in the comparable period in the prior year. Net loss for the second quarter of 2002 was $23.6 million, which includes $18.4 million of income tax expense, compared to net income of $3.9 million in the second quarter 2001, which includes a $3.6 million extraordinary gain on retirement of debt and ($.1) million of income tax benefit.

        We believe the significant decline in sales and resulting decline in operating cash flow experienced during the first half of 2002 is attributable to a combination of factors: (i) the failure of our effort to reposition our service offering and pricing scheme beginning in April 2002 and our increased advertising expenditures in the second quarter to attract guests to our restaurants, (ii) the continuation of downward trends in customer traffic experienced by the Company and other cafeteria operators, which has been exacerbated by the age, location and condition of some of our restaurants and (iii) the effects on our guests of continuing adverse developments in the economy. In the face of declining sales, our limited ability to decrease our fixed costs, principally rent, utilities and payroll, has resulted in a substantial increase in the number of units experiencing operating losses during this period.

        Sales. Comparable unit sales decreased 12% or $5.5 million from second quarter 2001. Of this decrease, $6.5 million was due to decreased guest count while $1.0 million was gained in increased ticket average. Second quarter 2001 sales included $1.5 million in sales from units that were subsequently closed during 2001. Sales by Dynamic Foods to third parties were $.9 million higher in second quarter 2002 than second quarter 2001.

        Cost of sales. Excluding depreciation, cost of sales was 33.3% of sales for the second quarter of 2002 as compared to 29.4% for the same quarter of 2001. Cost of sales in the restaurants excluding cost of sales to third parties by Dynamic Foods, were 31.2% of sales for the second quarter of 2002 compared to 28.8% for the same quarter of 2001. The increase in the cost of sales percent was due to increased product costs and improvement in food quality and additional premium items offered to customers.

        Labor and related costs. Labor and related costs decreased $1.3 million from second quarter 2001. $.6 million of the decrease was the result of stores that closed during 2001, and labor and related costs for comparable stores decreased by $.7 million from second quarter 2001 due to lower sales volume.

        Occupancy and other expenses. Occupancy and other expenses increased $.7 million in second quarter 2002 from second quarter 2001. Of this increase, $1.4 million was due to increased marketing expense in comparable stores, offset by $.3 million of cost in stores that were closed during 2001 and $.4 million from decreased utilities cost in comparable stores.

         General and administrative expenses. General and administrative expenses were comparable in second quarter 2002 and second quarter 2001.

        Depreciation and amortization. Depreciation and amortization expense was higher by $.2 million in the second quarter of 2002 and includes a $.9 million write-down of impaired assets. Depreciation and amortization expense in the second quarter of 2001 included a $.6 million write-down of impaired assets.

        Income Taxes. Income tax expense of $18.4 million was provided in the second quarter of 2002 compared to $.1 million of benefit provided in the second quarter of 2001. During the thirteen weeks ended July 2, 2002, our deferred tax asset was reduced by $18.4 million through an increase in the valuation allowance. This action, which will not adversely affect our cash flows or liquidity, was taken based on our review of our operating results and our existing defaults under our credit agreement, which we believe creates substantial uncertainty regarding our ability in the near term to recover the asset by utilizing existing net operating losses available for carryforward to reduce future taxable income. We do not believe we have sufficient information at this time to determine what portion, if any, of the tax asset might be recoverable over the longer term if the existing defaults of our credit agreement are resolved and our operating performance recovers to previous levels. Accordingly, the entire amount of the asset has been reduced. We intend to review this determination on a periodic basis and, if conditions justify, may determine that it is appropriate to recognize some amount of deferred tax asset by decreasing the valuation allowance at a future date. No assurance can be given as to the timing or amount of any such action. Our effective tax rate in second quarter 2001 was lower than the statutory Federal rate of 35% due to interest expense on restructured debt reduction, which is reported as debt rather than interest expense pursuant to Statement of Financial Accounting Standard No. 15, “Accounting by Debtor and Creditors for Troubled Debt Restructurings.”

Twenty-six Weeks Ended July 2, 2002 Compared to Twenty-Six Weeks Ended July 3, 2001:

        Sales for the first half of 2002 were $84.8 million, a decrease of $10.2 million from the same period 2001. Operating loss for the first half of 2002 was $2.5 million compared to $3.9 million of operating income in the comparable period in the prior year. Net loss for the first half of 2002 was $23.1 million, which includes $18.7 million of income tax expense, compared to net income of $6.3 million in the first half of 2001, which includes a $3.6 million extraordinary gain on retirement of debt and $.4 million of income tax expense.

        Sales. Comparable unit sales decreased 9% or $8.3 million from the first half of 2001. Of this decrease, $10.2 million was due to decreased guest count while $1.9 million was gained in increased ticket average. The first half of 2001 sales included $3.4 million in sales from units that were subsequently closed during 2001. Sales by Dynamic Foods to third parties were $1.3 million higher in the first half of 2002 than the same period of 2001.

        Cost of sales. Excluding depreciation, cost of sales were 32% of sales for the first half of 2002 as compared to 28.7% for the same quarter of 2001. Cost of sales in the restaurants excluding cost for sales to third parties by Dynamic Foods, were 30.4% of sales for the first half of 2002 compared to 28.2% for the same period of 2001. The increase in the cost of sales percent was due to increased product costs and improvement in food quality and additional premium items offered to customers.

        Labor and related costs. Labor and related costs decreased $2.1 million from the first half of 2001. $1.4 million of the decrease was the result of stores that closed during 2001, and labor and related costs for comparable stores decreased by $.7 million from second quarter 2001 due to lower sales volume.

        Occupancy and other expenses. Occupancy and other expenses decreased $.7 million in first half of 2002 from the same period 2001. Of this decrease, $1.0 million was due to stores that closed during 2001 and $.9 million decreased utilities cost in comparable stores, offset by $.9 million of increased marketing cost and $.3 million increase in repairs and maintenance and other store expense.

         General and administrative expenses. General and administrative expenses were $.4 million less in the first half of 2002 than the same period 2001.

        Depreciation and amortization. Depreciation and amortization expense was lower by $.1 million in the first half of 2002 and includes a $.9 million write-down of impaired assets. Depreciation and amortization expense in the first half of 2001 included a $.6 million write-down of impaired assets.

         Gain on termination of closed store obligations. In connection with its Chapter 11 bankruptcy proceeding, Kmart "rejected" leases on three of our closed units and as a result, we were relieved of our obligation on these units and recognized a $.3 million gain.

        Income Taxes. Income tax expense of $18.7 million was provided in the first half of 2002 compared to $.4 million of expense provided in the same period of 2001. During the thirteen weeks ended July 2, 2002, our deferred tax asset was reduced by $18.4 million through an increase in the valuation allowance. This action, which will not adversely affect our cash flows or liquidity, was taken based on our review of our recent operating results, and our existing defaults under our credit agreement, which we believe creates substantial uncertainty regarding our ability in the near term to recover the asset by utilizing existing net operating losses available for carryforward to reduce future taxable income. We do not believe we have sufficient information at this time to determine what portion, if any, of the tax asset might be recoverable over the longer term if the existing defaults of our credit agreement are resolved and our operating performance recovers to previous levels. Accordingly, the entire amount of the asset has been reduced. We intend to review this determination on a periodic basis and, if conditions justify, may determine that it is appropriate to recognize some amount of deferred tax asset by decreasing the valuation allowance at a future date. No assurance can be given as to the timing or amount of any such action. Our effective tax rate in 2001 was lower than the statutory Federal rate of 35% due to interest expense on restructured debt reduction, which is reported as debt rather than interest expense pursuant to Statement of Financial Accounting Standard No. 15, “Accounting by Debtor and Creditors for Troubled Debt Restructurings.”

Liquidity and Capital Resources

        During the first two quarters ended July 2, 2002, cash used in operating activities was $1.2 million compared to $6.2 million provided by operating activities in the same period of 2001. We made capital expenditures of $1.7 million during the first half of 2002 compared to $1.2 million during the same period of 2001. Due to the cash management arrangements available with our revolving credit facility, cash and temporary investments were $0 and cash overdraft (included in accounts payable) was $.4 million at July 2, 2002 compared to $0 and $.4 million at January 1, 2002 and $0 and $.5 million at July 3, 2001. Our current ratio was ..17:1 at July 2, 2002 compared to .42:1 at July 3, 2001 and .32:1 at January 1, 2002. Total assets at July 2, 2002 aggregated $55.6 million, compared to $81.1 million at July 3, 2001 and $76.6 million at January 1, 2002.

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

        On April 10, 2001, we entered into a $55 million Revolving Credit and Term Loan Agreement (Credit Agreement) with various banks and lenders that allows us to borrow at either a Federal Funds Rate plus an applicable margin or at a Eurocurrency Reserve Rate plus an applicable margin. The Credit Agreement contains covenants with regard to maintaining certain leverage ratios, achieving certain levels of EBITDA, operating cash flow and limits on capital expenditures. In addition there are certain restrictions on the payment of dividends and incurrence of additional indebtedness. As a result of retiring the 12% Senior Secured Notes, we reported an extraordinary pre-tax gain of $3.6 million in the second quarter of fiscal 2001.

        The Credit Agreement provides that we can borrow up to $20 million on a revolving basis until April, 2006, of which $9 million was drawn at closing. As of July 2, 2002, we had borrowings of $11.2 million on the revolver and $3.4 million assigned to standby letters of credit related to our workers’ compensation insurance policy. The remaining $5.4 million would be available to be used for working capital and capital expenditures in the absence of the defaults existing under the Credit Agreement discussed below. The Credit Agreement contains a $30 million Term Loan A and a $5 million Term Loan B. The Term Loan A and Term Loan B provide for quarterly amortization through April, 2006 and April, 2007, respectively, with the remaining amounts outstanding then due. Our obligations under the Credit Agreement are secured by a security interest in and liens upon substantially all of our assets.

        Our reduced sales during the first half of 2002 contributed to our operating losses and a significant reduction in our cash flow. We have continued to be out of compliance with the financial ratio covenants required by our Credit Agreement as of July 2, 2002, which has resulted in the lenders’ refusal to make further advances of the revolving portion of the Credit Agreement, requiring us to operate based on our available cash flow during this period. We have taken a number of actions to conserve and manage our cash, including withholding the principal payment under the Credit Agreement that was due July 2, 2002 in the amount of $1.3 million and interest payments due subsequent to quarter end in the amount of $.5 million.

        We have been in regular contact with our lenders regarding the current condition of the Company’s business and existing covenant and payment defaults and we have retained a financial restructuring advisor acceptable to our lenders to evaluate the Company, assist us in addressing business issues resulting from our reduced cash flows and in providing information to our lenders. Because a resolution of the existing defaults has not been reached as of the date of this report, our debt under the Credit Agreement is reflected as a current liability on our balance sheet. The lenders have not issued a notice of default or taken other action under the Credit Agreement in response to the payment and covenant defaults other than declining to make further advances. They have notified us that they are reserving their rights under the Credit Agreement to accelerate all amounts due to them and to seek to exercise the remedies upon default set forth in the Credit Agreement, which include acceleration of the debt and the right to foreclose upon and sell collateral. While no assurance can be given as to the future actions of the lenders, we do not expect them to take any further adverse action against us under the Credit Agreement, absent any new material adverse developments affecting us, until our financial advisors have completed their review of our financial condition and plans and we have had the opportunity to discuss possible responses to that information with our lenders.

        In view of these conditions, and in recognition that the third fiscal quarter has historically produced lower revenues and cash flow for us, with the assistance of our advisors, we are monitoring these conditions closely and are implementing, or continuing, a number of initiatives to increase our revenues and cash flow from operations. In addition, with our advisors, we will be working to develop business plans that will support reaching a long-term agreement with our lenders, renegotiating leases where necessary, including the remaining subleases with Kmart, and identifying other areas for cost reduction. Because of the difficulties resulting from the Company’s reduced cash flow and the unavailability of revolving credit advances from its lenders, the Company’s financial condition and liquidity are expected to be very sensitive to any further adverse developments in our business, including further declines in customer counts, further restrictions of credit or other adverse actions by our creditors, adverse developments in the economy that impact our customers, or an inability to realize substantial cost reductions, including rent reductions. There are potential limits to management’s time and skill set to effectively address all the issues facing the Company. However, in conjunction with its advisors and Board of Directors, priorities are being established to address the Company’s most pressing needs. Material negative developments in any one or a combination of these areas could require the Company to consider a Chapter 11 filing in United States Bankruptcy Court.

        We operate thirty-seven (37) restaurants which were subleased from Kmart Corporation pursuant to a Master Sublease. Kmart filed a Chapter 11 bankruptcy proceeding in January, 2002 and has subsequently rejected one (1) of our ground subleases and ten (10) of our full premise subleases and announced its intent to reject the Master Sublease as to an additional twenty-two (22) properties subject to full premise subleases. We have signed new leases with the landlords on the ten (10) full premise lease properties that were rejected, and we were able to terminate our obligation to continue paying rent on three closed locations. The landlord of the rejected ground lease is claiming that the “rejection” of the lease by Kmart terminated our sublease. We believe the prior actions by the landlord created an “acceptance” of our sublease and that we will prevail in court.

        We have been made aware that Kmart has entered into an agreement with the ultimate owners of the properties subject to the Master Sublease that would have the potential of permitting those parties to become the direct landlords of the Company under the terms of the Company’s Master Sublease with Kmart. Upon information and belief, this agreement was entered into in the course of Kmart’s bankruptcy proceedings and after Kmart had defaulted on its payment obligations to this landlord under its master lease.  We are not a party to the recent agreements and negotiations between Kmart and the other parties to its master lease.  We will strenuously defend our rights under the Master Sublease, and our rights under the Bankruptcy Code, and will resist any agreement that discriminates unfairly against us as compared to the treatment afforded other Kmart sublessees or that alters or extinguishes the economic benefits the Company is entitled to derive under the Master Sublease as a whole.

        In order to limit our exposure to any conflicting claims regarding the proper payment of rent, we have not paid the rent due on the 22 restaurants as to which the Master Sublease has not been formally rejected that was due on July 1 and August 1, 2002 of approximately $.3 million per month. Given the uncertainties associated with these developments, we are awaiting discussions with the affected parties to establish reasonable assurance that we are paying the appropriate amounts to the proper parties.

Recent Accounting Pronouncements

         The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146). SFAS No. 146 requires all restructurings initiated after December 31, 2002 to be recorded when they are incurred and can be measured at fair value, with the recorded liability subsequently adjusted for changes in estimated cash flows. The Company is currently assessing the impact of SFAS No. 146 on its consolidated financial statements.

         The FASB recently issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statements No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4 and establishes new requirements for the accounting and presentation of gains and losses from Extinguishment of Debt. As a result, gains and losses should be classified as extraordinary only if they meet criteria set forth in APB 30. Applying APB 30 will distinguish transactions that are part of an entity's routine or recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. SFAS No. 44 was rescinded as the transitions to the Motor Carrier Act of 180 are completed. SFAS No. 64 amended SFAS No. 4 and is no longer necessary. SFAS No. 13 was amended to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 is effective for transactions occurring after May 15, 2002, with earlier adoption encouraged. The Company is currently assessing the impact of SFAS No. 145 on its consolidated financial statement.

        In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement or tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003 and does not expect this standard to have a material impact on its consolidated financial statements taken as a whole.

Critical Accounting Policies

        We follow certain significant accounting policies when preparing our consolidated financial statements. A complete summary of these policies is included in note 1 of notes to consolidated financial statements which are included in our Form 10-K for the year ended January 1, 2002.

        Certain of the policies require us to make significant and subjective estimates and assumptions which are sensitive to deviations of actual results from our assumptions. In particular, we make estimates regarding future undiscounted cash flows from the use of long-lived assets in assessing potential impairment whenever events or changes in circumstances indicate that the carrying value of a long-lived asset may not be recoverable and estimates of future taxable income when evaluating whether deferred tax assets are more likely than not recoverable.

        We have estimated future undiscounted net cash flows from the use of long-lived assets based on actual historical results and expectations of about future economic circumstances including future business volume, operating costs and conditions of local real estate markets. The estimate of future cash flows from the use and eventual disposition of the assets could change if actual business volume or operating costs differ due to industry conditions or other factors affecting our business environment, and if real estate markets in which the assets are located experience declines.

        We have estimated future taxable income in evaluating whether deferred tax assets are more likely than not recoverable. The estimate of future taxable income could change due to general economic conditions different than assumed by us, based on our ability to attract customers and compete in the marketplace and if operating costs are different than what we projected.

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

PART II. OTHER INFORMATION

Items 1, 2, and 5 are not applicable and have been intentionally omitted.

Item 3.     Defaults Upon Senior Securities

        (a)     The Company is party to a $55 million Revolving Credit and Term Loan Agreement (Credit Agreement) with various banks and lenders with an outstanding balance as of July 2, 2002 of $41.9 million. The Credit Agreement contains covenants with regard to maintaining certain leverage ratios, achieving certain levels of EBITDA, operating cash flow and limits on capital expenditures. In addition, there are certain restrictions on the payment of dividends and incurrence of additional indebtedness. The Company’s reduced same-store sales during the first half of 2002 have caused the Company to incur operating losses and a significant reduction in its cash flow. The Company has continued to be out of compliance with the financial ratio covenants required by its Credit Agreement as of July 2, 2002, which has resulted in the lenders’ refusal to make further advances of the revolving portion of the Credit Agreement, requiring the Company to operate based on its available cash flow during this period. The Company has taken a number of actions to conserve and manage its cash, including withholding the principal payment under the Credit Agreement in the amount of $1.3 million that was due July 2, 2002 and interest payments totaling $.5 million due subsequent to quarter end.

        (b)     Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders

        The 2002 Annual Meeting of Stockholders was held on May 21, 2002. At the meeting, Stockholders voted to elect six directors to serve one-year terms and approved an amendment to the Company’s 1995 Stock Option Plan to increase the number of options authorized to be issued pursuant to the Plan by 700,000.

         The votes cast for each Director nominee were:

Robert N. Dangremond	7,326,944
Margaret B. Hampton	7,326,935
Damien W. Kovary	7,326,934
Craig S. Miller	7,326,951
Max Pine	7,326,944
Robert W. Sullivan	7,326,544

                                The votes cast to approve the amendment of the 1995 Stock Option Plan were:

6,662,245

Item 6.     Exhibits and Reports on Form 8-K

         The following exhibits are filed herewith:

         1.     Exhibit 10.1:   Option Agreement between the Company and Craig Miller

         2.     Exhibit 99.1:    Certification

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	August 21, 2002	FURR'S RESTAURANT GROUP, INC.

/s/ Craig S. Miller
Craig S. Miller
President and Chief Executive Officer
(Chief Financial Officer)

/s/ Nancy A. Ellefson
Nancy A. Ellefson
Vice President - Finance
(Chief Accounting Officer)