Form 10-Q
period 2002-10-01
FURRS RESTAURANT GROUP INC
filed 2002-11-15
CIK 872548

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2002

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

YES  X    NO

         Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

YES        NO   X

As of November 8, 2002 there were 9,767,926 shares of Common Stock outstanding.

FURR'S RESTAURANT GROUP, INC.

INDEX

PART I.	FINANCIAL INFORMATION	PAGE

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets -
October 1, 2002 (Unaudited) and January 1, 2002	3

Unaudited Condensed Consolidated Statements of
Operations - For the thirteen weeks ended
October 1, 2002 and October 2, 2001	5

Unaudited Condensed Consolidated Statements of
Operations - For the thirty-nine weeks ended
October 1, 2002 and October 2, 2001	6

Unaudited Consolidated Statement of Changes in
Stockholders' Equity (Deficit) - For the thirty-nine
weeks ended October 1, 2002	7

Unaudited Condensed Consolidated Statements of
Cash Flows - For the thirty-nine weeks ended
October 1, 2002 and October 2, 2001	8

Notes to Unaudited Condensed Consolidated
Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	22

Item 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION

Item 3.	Defaults Upon Senior Securities	22

Item 6.	Exhibits and reports on Form 8-K	23

SIGNATURES	23

PART I.   FINANCIAL INFORMATION

Item 1.    Financial Statements

                                            FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES
                                            ----------------------------------------------

                                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  OCTOBER 1, 2002 AND JANUARY 1, 2002
                                           (Dollars in Thousands, Except Par Value Amounts)
                                            ----------------------------------------------

                                                                                (Unaudited)
                                                                                October 1,           January 1,
                                                                                   2002                 2002
                                                                              -----------------    -----------------

ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                                 $    1,061           $         -
      Accounts and notes receivable (net of allowance for
         doubtful accounts of $100 and $108, respectively)                           1,396                 1,634
      Inventories                                                                    6,823                 6,771
      Prepaid expenses and other                                                     1,640                   850
                                                                              -----------------    -----------------

      Total current assets                                                          10,920                 9,255
                                                                              -----------------    -----------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                  38,203                45,389

DEFERRED TAX ASSET                                                                       -                18,926
DEFERRED LOAN COSTS                                                                  2,088                 2,489
OTHER ASSETS                                                                           650                   590
                                                                              -----------------    -----------------

         TOTAL ASSETS                                                           $   51,861           $    76,649
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
                                                  OCTOBER 1, 2002 AND JANUARY 1, 2002
                                           (Dollars in Thousands, Except Par Value Amounts)
                                           ------------------------------------------------

                                                                                  (Unaudited)
                                                                                   October 1,            January 1,
                                                                                      2002                  2002
                                                                                ------------------    ------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
      Current maturities of long-term debt                                          $  7,650             $   5,100
      Trade accounts payable                                                           9,531                 6,367
      Other payables and accrued expenses                                             14,566                15,733
      Derivative liability, current                                                      357                   502
      Reserve for store closings, current                                              1,236                   918
      Long-term debt classified as current (Note 5)                                   34,275                     -
                                                                                ------------------    ------------------

         Total current liabilities                                                    67,615                28,620
                                                                                ------------------    ------------------

RESERVE FOR STORE CLOSINGS, NET OF CURRENT PORTION
                                                                                       4,704                 1,732

LONG-TERM DEBT, NET OF CURRENT MATURITIES                                                  -                33,900

OTHER PAYABLES                                                                         8,826                 9,899

DERIVATIVE LIABILITY, NET OF CURRENT PORTION                                               -                    85

EXCESS OF FUTURE LEASE PAYMENTS OVER FAIR
      VALUE NET OF AMORTIZATION                                                          647                 1,082

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
      Preferred Stock, $.01 par value; 5,000,000 shares authorized, none issued
      Common Stock, $.01 par value; 15,000,000 shares authorized,
         9,767,926 issued and outstanding                                                 98                    98
      Additional paid-in capital                                                      56,407                56,407
      Accumulated other comprehensive loss                                            (6,269)               (6,286)
      Accumulated deficit                                                            (80,167)              (48,888)
                                                                                ------------------    ------------------

         Total stockholders' equity (deficit)                                        (29,931)                1,331
                                                                                ------------------    ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                                                                    $ 51,861             $  76,649
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

                                            FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES
                                            ----------------------------------------------

                                       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   FOR THE THIRTEEN WEEKS ENDED OCTOBER 1, 2002 AND OCTOBER 2, 2001
                                           (Dollars in Thousands, Except Per Share Amounts)
                                           ------------------------------------------------

                                                                             Thirteen weeks ended
                                                                     --------------------------------------
                                                                        October 1,           October 2,
                                                                           2002                 2001
                                                                     -----------------    -----------------

Sales                                                                  $   39,821           $   45,351

Costs and expenses:
      Cost of sales (excluding depreciation)                               13,107               13,040
      Labor and related costs                                              15,575               16,165
      Occupancy and other expenses                                          8,708                9,663
      General and administrative expenses                                   2,114                2,167
      (Gain) Loss on store closings                                         3,672                  (30)
      Depreciation and amortization                                         3,837                2,354
                                                                     -----------------    -----------------
                                                                           47,013               43,359
                                                                     -----------------    -----------------

Operating income (loss)                                                    (7,192)               1,992

      Gain on disposal of assets                                              343                   22
      Interest expense                                                      1,309                1,128
                                                                     -----------------    -----------------

Earnings (loss) before income taxes                                        (8,158)                 886

      Income tax benefit                                                        -                 (349)
                                                                     -----------------    -----------------

Net income (loss)                                                    $     (8,158)          $    1,235
                                                                     =================    =================

Weighted average shares:
      Basic                                                             9,767,926            9,767,926
                                                                     =================    =================
      Diluted                                                           9,767,926            9,771,203
                                                                     =================    =================

Net income (loss) per share:
      Basic                                                            $    (.84)           $     0.13
                                                                     =================    =================
      Diluted                                                          $    (.84)           $     0.13
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

                                            FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES
                                            ----------------------------------------------

                                       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 1, 2002 AND OCTOBER 2, 2001
                                           (Dollars in Thousands, Except Per Share Amounts)
                                           ------------------------------------------------

                                                                            Thirty-nine weeks ended
                                                                     --------------------------------------
                                                                        October 1,           October 2,
                                                                           2002                 2001
                                                                     -----------------    -----------------

Sales                                                                  $  124,633           $  140,393

Costs and expenses:
      Cost of sales (excluding depreciation)                               40,221               40,332
      Labor and related costs                                              47,153               49,878
      Occupancy and other expenses                                         27,474               29,017
      General and administrative expenses                                   6,699                7,211
      Loss on store closings, net of gain on termination of
         closed store obligations                                           3,380                   73
      Depreciation and amortization                                         9,352                8,002
                                                                     -----------------    -----------------
                                                                          134,279              134,513
                                                                     -----------------    -----------------

Operating income (loss)                                                    (9,646)               5,880

      Gain on disposal of assets                                              355                  366
      Interest expense                                                      3,278                2,307
                                                                     -----------------    -----------------

Earnings (loss) before income taxes and extraordinary item                (12,569)               3,939

      Income tax expense                                                   18,710                   89
                                                                     -----------------    -----------------

Earnings (loss) before extraordinary item                                 (31,279)               3,850

      Extraordinary gain on retirement of debt                                  -                3,640
                                                                     -----------------    -----------------

Net income (loss)                                                    $    (31,279)          $    7,490
                                                                     =================    =================

Weighted average shares:
      Basic                                                             9,767,926            9,759,345
                                                                     =================    =================
      Diluted                                                           9,767,926            9,761,169
                                                                     =================    =================

Earnings (loss) before extraordinary item per share:
      Basic                                                            $   (3.20)           $     0.40
                                                                     =================    =================
      Diluted                                                          $   (3.20)           $     0.40
                                                                     =================    =================

Extraordinary item per share:
      Basic                                                                     -           $     0.37
                                                                     =================    =================
      Diluted                                                                   -           $     0.37
                                                                     =================    =================

Net income (loss) per share:
      Basic                                                            $   (3.20)           $     0.77
                                                                     =================    =================
      Diluted                                                          $   (3.20)           $     0.77
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

                                            FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES
                                            ----------------------------------------------

                                     UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                            FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 1, 2002
                                                        (Dollars in Thousands)
                                                        ----------------------

                                                                                  Accumulated
                                                                   Additional        Other
                                           Preferred    Common      Paid-In      Comprehensive     Accumulated
                                             Stock       Stock      Capital          Loss            Deficit       Total
                                          -----------------------------------  ------------------------------------------

BALANCE, JANUARY 1, 2002                  $        -  $       98  $   56,407   $      (6,286)   $   (48,888)  $    1,331

Change in fair value of estimated cash
   flows related to interest rate swap             -           -           -            (451)             -         (451)

Reclassification of interest rate swap to
   earnings                                        -           -           -             468              -          468

Net loss                                           -           -           -               -        (31,279)     (31,279)
                                          -----------------------------------  ------------------------------------------

BALANCE, OCTOBER 1, 2002                  $        -  $       98  $   56,407   $      (6,269)   $   (80,167)  $  (29,931)
                                          ===================================  ==========================================

               See accompanying notes to condensed consolidated financial statements.

                                            FURR'S RESTAURANT GROUP, INC. AND SUBSIDIARIES
                                            ----------------------------------------------

                                       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (Dollars in Thousands)
                                                        ----------------------

                                                                                       Thirty-nine weeks ended
                                                                                ---------------------------------------
                                                                                   October 1,           October 2,
                                                                                      2002                 2001
                                                                                ------------------  -------------------

Cash flows from operating activities:
     Net income (loss)                                                             $ (31,279)          $     7,490
       Adjustments to reconcile net income (loss) to net cash provided by
         (used in) operating activities:
             Amortization of deferred loan cost                                          453                   313
             Depreciation and amortization                                             9,352                 8,002
             Deferred tax expense                                                     18,710                    89
             Loss on store closings, net of gain on termination of closed store
                lease obligations                                                      3,380                     -
             Gain on disposal of assets                                                 (355)                 (366)
             Extraordinary gain on debt refinancing                                      -                  (3,640)
             Changes in operating assets and liabilities:
                Accounts and notes receivable                                            238                  (703)
                Inventories                                                              (52)                 (568)
                Prepaid expenses and other                                              (634)               (2,270)
                Reserve for store closings                                               (90)                 (498)
                Trade accounts payable, other payables,
                  accrued expenses and other liabilities                                 711                (2,952)
                                                                                ------------------  -------------------

             Net cash provided by operating activities                                   434                 4,897
                                                                                ------------------  -------------------

Cash flows provided by  (used in) investing activities:
     Purchases of property, plant and equipment                                       (2,246)               (1,968)
     Proceeds from the sale or disposal of property, plant and equipment                   -                 2,975
                                                                                ------------------  -------------------

             Net cash provided by (used in) investing activities                      (2,246)                1,007
                                                                                ------------------  -------------------

Cash flows provided by financing activities:
     Payment of indebtedness                                                          (1,275)              (11,079)
     Payment of loan costs                                                               (52)               (2,924)
     Increase in cash overdraft                                                            -                 2,384
     Net borrowing on revolver                                                         4,200                     -
     Issuance of stock                                                                                          21
                                                                                ------------------  -------------------
             Net cash provided by (used in) financing activities                       2,873               (11,598)
                                                                                ------------------  -------------------

Increase (decrease) in cash and cash equivalents                                       1,061                (5,694)

Cash and cash equivalents at beginning of period                                           -                 5,694
                                                                                ------------------  -------------------

Cash and cash equivalents at end of period                                         $   1,061          $          -
                                                                                ==================  ===================

Supplemental disclosure of cash flow information:
       Cash paid for interest (including $3,364 in 2001 classified as
       payment of indebtedness)                                                    $   1,719          $      4,790
                                                                                ==================  ===================

       Cash paid for income taxes                                                  $       -          $          -
                                                                                ==================  ===================

Non-cash investing and financing activities:
       Receivable related to involuntary equipment conversion                      $       -          $        114
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

2.   Earnings Per Share

         The following table reconciles the denominators of basic and diluted earnings per share for the periods ended October 1, 2002 and October 2, 2001.

                                                      Thirteen Weeks Ended              Thirty-nine Weeks Ended
                                                 -------------------------------     -------------------------------
                                                  October 1,        October 2,        October 1,        October 2,
                                                     2002              2001              2002              2001
                                                 -------------     -------------     -------------     -------------

     Weighted average common shares
       outstanding-basic                            9,767,926         9,767,926         9,767,926         9,759,345
     Options                                                -             3,277                 -             1,824
                                                 -------------     -------------     -------------     -------------
     Weighted average common shares
       outstanding-diluted                          9,767,926         9,771,203         9,767,926         9,761,169
                                                 =============     =============     =============     =============

         The following table sets forth the options that were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common shares and therefore, the effect would be anti-dilutive.

                                                      Thirteen Weeks Ended              Thirty-nine Weeks Ended
                                                 -------------------------------     -------------------------------
                                                  October 1,        October 2,        October 1,        October 2,
                                                     2002              2001              2002              2001
                                                 -------------     -------------     -------------     -------------

     Options                                        1,484,834           531,000         1,484,834           558,000

3.   Comprehensive Income

         The following table sets for the components of comprehensive income for the periods ended October 1, 2002 and October 2, 2001:

                                                      Thirteen Weeks Ended              Thirty-nine Weeks Ended
                                                 -------------------------------     -------------------------------
                                                  October 1,        October 2,        October 1,        October 2,
                                                     2002              2001              2002              2001
                                                 -------------     -------------     -------------     -------------

     Net income (loss)                             $  (8,158)      $     1,235         $ (31,279)       $    7,490
     Fair value of interest rate swap, net
       of tax in 2001                                     66              (195)               17              (412)
                                                 -------------     -------------     -------------     -------------
                                                   $  (8,092)      $     1,040         $ (31,262)       $    7,078
                                                 =============     =============     =============     =============

4.   Income Taxes

         The Company provided income tax expense (benefit) of $0 and ($349) for the thirteen weeks ended October 1, 2002 and October 2, 2001, respectively, and income tax expense of $18,710 and $89 for the thirty-nine weeks ended on the same dates, respectively. During the thirty-nine weeks ended October 1, 2002, the Company's deferred tax asset was reduced by $18,442 through an increase in the valuation allowance. This action, which will not adversely affect the Company's cash flows or liquidity, was taken based on the Company's review of its recent operating results and the Company's existing defaults under its credit agreement, which management believes create substantial uncertainty regarding the Company's ability in the near term to recover the asset by utilizing existing net operating losses available for carryforward to reduce future taxable income. Management does not believe it has sufficient information at this time to determine what portion, if any, of the tax asset might be recoverable over the longer term if the existing defaults of the Company's credit agreement are resolved and the Company's operating performance recovers to previous levels. Accordingly, a valuation allowance has been provided for the entire amount of the asset. The Company intends to review this determination on a periodic basis and, if conditions justify, may determine that it is appropriate to recognize some amount of deferred tax asset by decreasing the valuation allowance at a future date. No assurance can be given as to the timing or amount of any such action.

         For the periods ended in 2001, the effective income tax rate is lower than the statutory Federal rate of 35% due to interest expense on restructured debt reduction, which is reported as debt rather than interest expense pursuant to Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings ("SFAS 15")." There is no income tax expense associated with the extraordinary gain as this represents early disposition of the remaining restructured debt interest under SFAS 15.

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

         The Credit Agreement provides that the Company can borrow up to $20,000 on a revolving basis until April, 2006, of which $9,000 was drawn at closing. As of October 1, 2002, the Company had borrowings of $11,200 on the revolver and $3,400 assigned to standby letters of credit related to the Company's workers' compensation insurance policy. The remaining $5,400 would be available to be used for working capital and capital expenditures in the absence of the defaults existing under the Credit Agreement discussed below. The Credit Agreement contains a $30,000 Term Loan A and a $5,000 Term Loan B. The Term Loan A and Term Loan B provide for quarterly amortization through April, 2006 and April, 2007, respectively, with the remaining amounts outstanding then due. The Company's obligations under the Credit Agreement are secured by a security interest in and liens upon substantially all of the Company's assets.

         The Company's reduced sales during the first thirty-nine weeks of 2002 contributed to the Company's operating losses and a significant reduction in its cash flow. The Company has continued to be out of compliance with the financial ratio and other covenants required by its Credit Agreement as of October 1, 2002. These defaults have resulted in the lenders' refusal to make further advances under the revolving portion of the Credit Agreement since May 2002, requiring the Company to operate based on its available cash flow during this period. The Company has taken a number of actions to conserve and manage its cash, including withholding two principal payments of $1,275 each under the Credit Agreement that were due July 2, 2002 and October 1, 2002. The Company also had unpaid accrued interest of $1,188 as of October 1, 2002.

         The Company has entered into a Limited Forbearance Agreement (the "Agreement") with its lenders pursuant to which they have agreed not to exercise their remedies under the Credit Agreement in response to the existing defaults for a period ending December 31, 2002. The Agreement contains disclosures of the existing defaults under the Credit Agreement and general releases of any claims that the Company might have against the lenders, and requires expanded and more frequent reporting to the lenders, compliance with new cash flow and cash balance targets, as well as continuing compliance with the provisions of the Credit Agreement that are not the subject of existing defaults, weekly partial interest payments in the amount of $50, accrual of interest under the Credit Agreement at the default rate and the submission to the lenders of a business plan for fiscal year 2003. The Company also agreed that it would not terminate, amend, modify or supplement its agreement with Corporate Revitalization Partners, the Company's financial advisers, without the prior consent of the lenders.

         The lenders' agreement to forbear terminates automatically on December 31, 2002, and is subject to earlier termination by the lenders if the Company fails to comply with the Agreement, if a bankruptcy petition is filed by or against the Company, if an event occurs which would have a material adverse effect on the Company, or if additional defaults occur under the Credit Agreement. Upon any termination of the Agreement, the lenders could seek to exercise their remedies under the Credit Agreement, including foreclosing upon and selling or otherwise disposing of the Company's assets which secure the Company's obligations under the Credit Agreement, any of which could significantly and negatively impact the Company's financial condition and operating results. If the lenders seek to exercise their remedies under the Credit Agreement, the Company will be forced to consider filing a petition for relief in United States Bankruptcy Court. Because of the existing defaults and the short-term nature of the Agreement, the Company's debt under the Credit Agreement is reflected as a current liability on its balance sheet.

6.   Reserve for Store Closings

         When the decision to close a restaurant is made, the present value of all fixed and determinable costs to be incurred after operations cease is accrued. These fixed and determinable costs consist primarily of obligations defined in lease agreements such as rent and common area maintenance, reduced by sublease income, if any. The Company closed six restaurants during the third quarter of 2002 and recognized a $3,700 loss.

7.   Long-Lived Asset Impairment

         Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company groups and evaluates its assets for impairment at the individual restaurant level. The Company considers a restaurant's assets to be impaired if a forecast of undiscounted future cash flows directly related to the assets, including disposal value, if any, is less than the carrying amount. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Charges of $1,600 and $2,500 for the third quarter of 2002 and the first thirty-nine weeks of 2002, respectively, were recorded to recognize the write-down of certain property, plant and equipment to estimated fair value, based on expected future cash flows.

8.   Interest Rate Risk Management

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

         Management believes it is prudent to limit the variability of a portion of its interest payments. It has been the Company's objective to hedge between 50 and 70 percent of its variable-rate long-term note interest payments. The Company's Credit Agreement also requires that the Company hedge at least $20,000 for a period of two years.

         To meet this requirement, the Company entered into a derivative instrument, in the form of an interest rate swap, to manage fluctuations in cash flows resulting from interest rate risk. The interest rate swap changed the variable-rate cash flow exposure to fixed-rate cash flows by creating a receive-variable, pay-fixed interest rate swap. Under the interest rate swap, which had a notional amount of $20,000 and a two-year term, the Company received variable interest rate payments based on LIBOR and made fixed interest rate payments at 4.99%.

         Another action the Company has taken to conserve and manage cash, has been to withhold payments due pursuant to the derivative instrument. As a result, the instrument was terminated on September 12, 2002 with a settlement value of $486 and unpaid interest amounts of $153 for a total market quotation amount of $639, which is reflected on the Company's balance sheet as a current liability. In accordance with SFAS 133, since the derivative has been terminated, the losses in other comprehensive income will be reclassified to earnings in the same period or periods during which the hedged forecasted transaction affects earnings.

         The Company has accounted for the interest rate swap in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133 requires that all derivative instruments be recorded in the balance sheet at fair value. The interest rate swap was a cash flow hedge under SFAS No. 133 and, accordingly, changes in fair value have been reported in other comprehensive income and such amounts are reclassified into interest expense as a yield adjustment in the same period in which the related expense on the variable rate debt affects operations.

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

9.   Business Segments

         Following is a summary of segment information of the Company for the specified amounts that are included in the measure of segment profit or loss reviewed by the chief operating decision maker for the thirteen weeks ended October 1, 2002 and October 2, 2001:

                                                                          Dynamic Foods
                                                      Cafeterias                                    Total
                                                   -----------------     -----------------     ----------------
2002:
    External revenues                                    $ 38,851                $  970           $ 39,821
    Intersegment revenues                                       -                13,114             13,114
    Depreciation and amortization                           3,585                   252              3,837
    Segment profit (loss)                                 (7,324)                   132             (7,192)

2001:
    External revenues                                    $ 44,857               $   494           $ 45,351
    Intersegment revenues                                       -                12,764             12,764
    Depreciation and amortization                           2,096                   258              2,354
    Segment profit                                          1,722                   270              1,992

         Following is a summary of segment information of the Company for the specified amounts that are included in the measure of segment profit or loss reviewed by the chief operating decision maker for the thirty-nine weeks ended October 1, 2002 and October 2, 2001:

                                                                          Dynamic Foods
                                                      Cafeterias                                    Total
                                                   -----------------     -----------------     ----------------
2002:
    External revenues                                   $ 121,561               $ 3,072           $124,633
    Intersegment revenues                                       -                41,525             41,525
    Depreciation and amortization                           8,599                   753              9,352
    Segment profit (loss)                                 (10,052)                  406             (9,646)

2001:
    External revenues                                   $ 139,068              $  1,325           $140,393
    Intersegment revenues                                       -                42,539             42,539
    Depreciation and amortization                           7,220                   782              8,002
    Segment profit                                          4,771                 1,109              5,880

         Following is a reconciliation of reportable segments to the Company's consolidated totals for the periods ended October 1, 2002 and October 2, 2001:

                                                     Thirteen Weeks Ended              Thirty-nine Weeks Ended
                                                 ------------------------------     -------------------------------
                                                  October 1,       October 2,        October 1,       October 2,
                                                     2002             2001              2002             2001
                                                 -------------    -------------     -------------    --------------
Revenues
  Total revenues of reportable segments             $ 52,935        $  58,115          $166,158        $ 182,932
  Elimination of inter-segment revenue               (13,114)         (12,764)          (41,525)         (42,539)
                                                 -------------    -------------     -------------    --------------
Total consolidated revenues                         $ 39,821        $  45,351          $124,633        $ 140,393
                                                 =============    =============     =============    ==============

10.   Pension Plan

         During fiscal 2002, the Company withheld legally required minimum funding payments due to its noncontributory defined benefit pension plan (the "Plan") totaling $764. The Company is liable for the contributions to the Plan to meet the minimum funding requirements. The Company will be liable for interest and, in some instances, excise taxes on the withheld payments. The Company's limited available cash flow is expected to continue to adversely affect the ability of the Company to meet its funding obligations to the Plan during the remainder of 2002 and into 2003. The Company's failure to make the payments necessary to satisfy the minimum funding requirements for the Plan has been reported to the Pension Benefit Guaranty Corporation ("PBGC"), but no action has been taken by the PBGC at this time. If the Company's efforts to improve its cash flow to a level that will allow the required payments to the Plan to be made are not successful, the PBGC may take various statutorily prescribed actions to protect the Plan's assets and benefits, including asserting a statutory lien against the Company's property, taking control of and operating the Plan, terminating the Plan and pursuing legal action against the Company to recover the Plan's funding deficiency. In addition to the PBGC, the Plan, the Plan fiduciaries and/or participants and beneficiaries may sue to compel the Company to meet the Plan's minimum funding requirements. If the Plan is terminated all benefits will become immediately payable, the specific amount of which will depend upon the applicable actuarial assumptions for the Plan. The Plan termination liability was estimated to be $9,100 as of January 1, 2002. Based on financial market developments during 2002, management believes that the Plan's termination liability has increased since January 1, 2002.

11.   New Accounting Pronouncements

         SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 but eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment. This statement also requires discontinued operations to be carried at the lower of cost or fair value less costs to sell and broadens the presentation of discontinued operations to include a component of an entity rather than a segment of a business. The adoption of SFAS No. 144 did not have a material impact on the Company's results of operations or financial position.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Thirteen Weeks Ended October 1, 2002 Compared to Thirteen Weeks Ended October 2, 2001:

         Sales for the third fiscal quarter of 2002 were $39.8 million, a decrease of $5.5 million from the same quarter of 2001. Operating loss for the third quarter of 2002 was $7.2 million compared to $2.0 million of operating income in the comparable period in the prior year. Net loss for the third quarter of 2002 was $8.2 million compared to net income of $1.2 million in the third quarter 2001.

         We believe the significant decline in sales and resulting decline in operating cash flow experienced during the first thirty-nine weeks of 2002 is attributable to a combination of factors: (i) the failure of our effort to reposition our service offering and pricing scheme beginning in April 2002 and our increased advertising expenditures in the second quarter to attract guests to our restaurants, (ii) increased competition from other cafeteria and family dining operators who have begun to offer all-you-can eat pricing and other reduced price selections to their customers, (iii) the continuation of downward trends in customer traffic experienced by the Company and other cafeteria operators, which has been exacerbated by the age, location and condition of some of our restaurants and (iv) the effects on our guests of continuing adverse developments in the economy. In the face of declining sales, our limited ability to decrease our fixed costs, principally rent, utilities and payroll, has resulted in a substantial increase in the number of units experiencing operating losses during this period.

         Sales. Comparable unit sales decreased 12.2%, or $5.4 million, from third quarter 2001. Of this decrease, $4.8 million was due to decreased guest count while $.6 million was lost in decreased ticket average. Third quarter 2001 sales included $.6 million in sales from units that were subsequently closed. Sales by Dynamic Foods to third parties were $.5 million higher in third quarter 2002 than third quarter 2001.

         Cost of sales. Excluding depreciation, cost of sales was 32.9% of sales for the third quarter of 2002 as compared to 28.8% for the same quarter of 2001. Cost of sales in the restaurants excluding cost of sales to third parties by Dynamic Foods, were 30.6% of sales for the third quarter of 2002 compared to 28.0% for the same quarter of 2001. The increase in the cost of sales percentage was due to increased product costs and improvement in food quality and additional premium items offered to customers during the first half of the quarter.

         Labor and related costs. Labor and related costs decreased $.6 million from third quarter 2001. $.3 million of the decrease was the result of stores that closed since third quarter 2001, and labor and related costs for comparable stores decreased by $.3 million from third quarter 2001 due to lower sales volume.

         Occupancy and other expenses. Occupancy and other expenses decreased $1.0 million in third quarter 2002 from third quarter 2001. Of this decrease, $.3 million was due to decreased marketing expense in comparable stores, $.3 million of cost in stores that were closed since third quarter 2001 and $.3 million from decreased utilities cost in comparable stores.

         General and administrative expenses. General and administrative expenses were comparable in third quarter 2002 and third quarter 2001 as cost reductions implemented in response to our negative operating results have been offset by increased costs attributable to our financial and other professional advisors.

         Depreciation and amortization. Depreciation and amortization expense was higher by $1.5 million in the third quarter of 2002 and includes a $1.6 million write-down of impaired assets. We and our advisors continue to assess the financial performance of our assets which may result in additional impairment charges.

         Loss on store closings. We closed six stores during third quarter of 2002 and recognized a $3.7 million loss on store closings for future lease, tax and insurance liability on the properties. We and our advisors continue to assess the financial performance of our stores which may result in additional store closings and loss from store closings.

         Income Taxes. Income tax expense of $0 was provided in the third quarter of 2002 compared to $349 thousand of benefit provided in the third quarter of 2001. Our effective tax rate in third quarter 2001 was lower than the statutory Federal rate of 35% due to interest expense on restructured debt reduction, which is reported as debt rather than interest expense pursuant to Statement of Financial Accounting Standard No. 15, "Accounting by Debtor and Creditors for Troubled Debt Restructurings."

Thirty-Nine Weeks Ended October 1, 2002 Compared to Thirty-nine Weeks Ended October 2, 2001:

         Sales for the first thirty-nine weeks of 2002 were $124.6 million, a decrease of $15.8 million from the same period 2001. Operating loss for the first thirty-nine weeks of 2002 was $9.6 million compared to $5.9 million of operating income in the comparable period in the prior year. Net loss for the first thirty-nine weeks of 2002 was $31.3 million, which includes $18.7 million of income tax expense, compared to net income of $7.5 million in the first thirty-nine weeks of 2001, which includes a $3.6 million extraordinary gain on retirement of debt and $.1 million of income tax expense.

         Sales. Comparable unit sales decreased 9.8%, or $13.1 million, from the first thirty-nine weeks of 2001. Of this decrease, $14.3 million was due to decreased guest count while $1.2 million was gained in increased ticket average. The first thirty-nine weeks of 2001 sales included $4.4 million in sales from units that were subsequently closed. Sales by Dynamic Foods to third parties were $1.7 million higher in the first thirty-nine weeks of 2002 than the same period of 2001.

         Cost of sales. Excluding depreciation, cost of sales were 32.3% of sales for the first thirty-nine weeks of 2002 as compared to 28.7% for the same period of 2001. Cost of sales in the restaurants excluding cost for sales to third parties by Dynamic Foods, were 30.5% of sales for the first thirty-nine weeks of 2002 compared to 28.1% for the same period of 2001. The increase in the cost of sales percent was due to increased product costs and improvement in food quality and additional premium items offered to customers during the second half of the second quarter and first half of the third quarter of 2002.

         Labor and related costs. Labor and related costs decreased $2.7 million from the first thirty-nine weeks of 2001. $1.7 million of the decrease was the result of stores that closed since third quarter 2001, and labor and related costs for comparable stores decreased by $1.0 million from second quarter 2001 due to lower sales volume.

         Occupancy and other expenses. Occupancy and other expenses decreased $1.5 million in first thirty-nine weeks of 2002 from the same period 2001. Of this decrease, $1.3 million was due to stores that closed during 2001 and $1.2 million decreased utilities cost in comparable stores, offset by $.6 million of increased marketing cost and $.4 million increase in repairs and maintenance and other store expense.

         General and administrative expenses. General and administrative expenses were $.5 million less in the first thirty-nine weeks of 2002 than the same period 2001 due to lower salaries and bonuses accrued during the first thirty-nine weeks of 2002.

         Depreciation and amortization. Depreciation and amortization expense was higher by $1.4 million in the first thirty-nine weeks of 2002 and includes a $2.5 million write-down of impaired assets. Depreciation and amortization expense in the first thirty-nine weeks of 2001 included a $.6 million write-down of impaired assets. We and our advisors continue to assess the financial performance of our assets which may result in additional impairment charges.

         Loss on store closings, net of gain on termination of closed store obligations. We closed six stores during 2002 and recognized a $3.7 million loss on store closings for future lease, tax and insurance liability on the properties. In connection with its Chapter 11 bankruptcy proceeding, Kmart "rejected" leases on three of our previously closed units, and as a result, we were relieved of our obligation on these units and recognized a $.3 million gain. We and our advisors continue to assess the financial performance of our stores which may result in additional store closings and loss from store closings.

         Income Taxes. Income tax expense of $18.7 million was provided in the thirty-nine weeks of 2002 compared to $.1 million of expense provided in the same period of 2001. During the thirty-nine weeks ended October 1, 2002, our deferred tax asset was reduced by $18.4 million through an increase in the valuation allowance. This action, which will not adversely affect our cash flows or liquidity, was taken based on our review of our recent operating results, and our existing defaults under our credit agreement, which we believe creates substantial uncertainty regarding our ability in the near term to recover the asset by utilizing existing net operating losses available for carryforward to reduce future taxable income. We do not believe we have sufficient information at this time to determine what portion, if any, of the tax asset might be recoverable over the longer term if the existing defaults of our credit agreement are resolved and our operating performance recovers to previous levels. Accordingly, the entire amount of the asset has been reduced. We intend to review this determination on a periodic basis and, if conditions justify, may determine that it is appropriate to recognize some amount of deferred tax asset by decreasing the valuation allowance at a future date. No assurance can be given as to the timing or amount of any such action. Our effective tax rate in 2001 was lower than the statutory Federal rate of 35% due to interest expense on restructured debt reduction, which is reported as debt rather than interest expense pursuant to Statement of Financial Accounting Standard No. 15, "Accounting by Debtor and Creditors for Troubled Debt Restructurings."

         Extraordinary gain on retirement of debt. As a result of retiring the 12% senior secured notes, we reported an extraordinary gain of $3.6 million in the second quarter of fiscal 2001.

Liquidity and Capital Resources

         Cash provided by operations during the third quarter of 2002 was $1.6 million compared to $1.3 million used in operations during the third quarter of 2001. During the first three quarters ended October 1, 2002, cash provided by operating activities was $.4 million compared to $4.9 million provided by operating activities in the same period of 2001. We made capital expenditures of $2.2 million during the first thirty-nine weeks of 2002 compared to $2.0 million during the same period of 2001. Cash and temporary investments were $1.1 million at October 1, 2002, compared to cash and temporary investments of $0 and cash overdraft (included in accounts payable) of $.4 million at January 1, 2002 and $0 and $2.4 million at October 2, 2001. Overdraft amounts are due to the cash management arrangements under our revolving credit facility. Our ability to obtain advances under this facility terminated in May 2002. Our current ratio was .16:1 at October 1, 2002 compared to .45:1 at October 2, 2001 and .32:1 at January 1, 2002. Total assets at October 1, 2002 aggregated $51.9 million, compared to $80.8 million at October 2, 2001 and $76.6 million at January 1, 2002.

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

         On April 10, 2001, we entered into a $55 million Revolving Credit and Term Loan Agreement (Credit Agreement) with various banks and lenders that allowed us to borrow at either a Federal Funds Rate plus an applicable margin or at a Eurocurrency Reserve Rate plus an applicable margin. The Credit Agreement contains covenants with regard to maintaining certain leverage ratios, achieving certain levels of EBITDA, operating cash flow and limits on capital expenditures. In addition there are certain restrictions on the payment of dividends and incurrence of additional indebtedness. As a result of retiring the 12% Senior Secured Notes, we reported an extraordinary pre-tax gain of $3.6 million in the second quarter of fiscal 2001.

         The Credit Agreement provided for borrowing up to $20 million on a revolving basis until April, 2006, of which $9 million was drawn at closing. As of October 1, 2002, we had borrowings of $11.2 million on the revolver and $3.4 million assigned to standby letters of credit related to our workers' compensation insurance policy. The remaining $5.4 million would be available to be used for working capital and capital expenditures in the absence of the defaults existing under the Credit Agreement discussed below. The Credit Agreement contains a $30 million Term Loan A and a $5 million Term Loan B. The Term Loan A and Term Loan B provide for quarterly amortization through April, 2006 and April, 2007, respectively, with the remaining amounts outstanding then due. Our obligations under the Credit Agreement are secured by a security interest in and liens upon substantially all of our assets.

         Our reduced sales during the first thirty-nine weeks of 2002 contributed to our operating losses and a significant reduction in our cash flow. We have continued to be out of compliance with the financial ratio covenants required by our Credit Agreement as of October 1, 2002, which has resulted in the lenders' refusal to make further advances of the revolving portion of the Credit Agreement, requiring us to operate based on our available cash flow since May 2002. We have taken a number of actions to conserve and manage our cash, including withholding two principal payments under the Credit Agreement that were due July 2, 2002 and October 1, 2002 in the amount of $1.3 million. We also have unpaid accrued interest of $1.2 million as of October 1, 2002.

         We have been in regular contact with our lenders regarding the current condition of the Company's business and existing covenant and payment defaults, and we have retained a financial restructuring advisor acceptable to our lenders to evaluate the Company, assist us in addressing business issues resulting from our reduced cash flows and in providing information to our lenders.

         We have entered into a Limited Forbearance Agreement (the "Agreement") with our lenders pursuant to which they have agreed not to exercise their remedies under the Credit Agreement in response to the existing defaults for a period ending December 31, 2002. The Agreement contains disclosures of the existing defaults under the Credit Agreement and general releases of any claims that we might have against the lenders, and requires expanded and more frequent reporting to the lenders, compliance with new cash flow and cash balance targets, as well as continuing compliance with the provisions of the Credit Agreement that are not the subject of existing defaults, weekly partial interest payments in the amount of $50,000, accrual of interest under the Credit Agreement at the default rate and the submission to the lenders of a business plan for fiscal year 2003. We also agreed that we would not terminate, amend, modify or supplement our agreement with Corporate Revitalization Partners, our financial advisers, without the prior consent of the lenders.

         The lenders' agreement to forbear terminates automatically on December 31, 2002, and is subject to earlier termination by the lenders if we fail to comply with the Agreement, if a bankruptcy petition is filed by or against us, if an event occurs which would have a material adverse effect on us, or if additional defaults occur under the Credit Agreement. Upon any termination of the Agreement, the lenders could seek to exercise their remedies under the Credit Agreement, including foreclosing upon and selling or otherwise disposing of our assets which secure our obligations under the Credit Agreement, any of which could significantly and negatively impact our financial condition and operating results. If the lenders seek to exercise their remedies under the Credit Agreement, we will be forced to consider filing a petition for relief in United States Bankruptcy Court. Because of the existing defaults and the short-term nature of the Agreement, our debt under the Credit Agreement is reflected as a current liability on our balance sheet.

         Another action we have taken to conserve and manage cash, has been to withhold payments due pursuant to an interest swap agreement maintained by us pursuant to the Credit Agreement. As a result, the instrument was terminated on September 12, 2002 with a settlement value of $486,000 and unpaid interest amounts of $153,000 for a total market quotation amount of $639,000, which is reflected on our balance sheet as a current liability.

         During fiscal 2002, we withheld legally required minimum funding payments due to our noncontributory defined benefit pension plan (the "Plan") totaling $764. We are liable for the contributions to the Plan to meet the minimum funding requirements. We will be liable for interest and, in some instances, excise taxes on the withheld payments. Our limited available cash flow is expected to continue to adversely affect our ability to meet our funding obligations to the Plan during the remainder of 2002 and into 2003. Our failure to make the payments necessary to satisfy the minimum funding requirements for the Plan has been reported to the Pension Benefit Guaranty Corporation ("PBGC"), but no action has been taken by the PBGC at this time. If efforts to improve our cash flow to a level that will allow the required payments to the Plan to be made are not successful, the PBGC may take various statutorily prescribed actions to protect the Plan's assets and benefits, including asserting a statutory lien against our property, taking control of and operating the Plan, terminating the Plan and pursuing legal action against us to recover the Plan's funding deficiency. In addition to the PBGC, the Plan, the Plan fiduciaries and/or participants and beneficiaries may sue to compel us to meet the Plan's minimum funding requirements. If the Plan is terminated all benefits will become immediately payable, the specific amount of which will depend upon the applicable actuarial assumptions for the Plan. The Plan termination liability was estimated to be $9,100 as of January 1, 2002. Based on financial market developments during 2002, we believe that the Plan's termination liability has increased since January 1, 2002.

         We operate thirty-seven (37) restaurants which were subleased from Kmart Corporation pursuant to a Master Sublease. Kmart filed a Chapter 11 bankruptcy proceeding in January, 2002 and has subsequently rejected one (1) of our ground subleases and ten (10) of our full premise subleases and had announced its intent to reject the Master Sublease as to an additional twenty-two (22) properties subject to full premise subleases. We have signed new leases with the landlords on the ten (10) full premise lease properties that were rejected, and we were able to terminate our obligation to continue paying rent on three closed locations. The landlord of the rejected ground lease is claiming that the "rejection" of the lease by Kmart terminated our sublease. We believe the prior actions by the landlord created an "acceptance" of our sublease and that we will prevail in court.

         We have been made aware that Kmart has entered into an agreement with the ultimate owners of the properties subject to the Master Sublease that would have the potential of permitting those parties to become the direct landlords of the Company under the terms of the Company's Master Sublease with Kmart. Upon information and belief, this agreement was entered into in the course of Kmart's bankruptcy proceedings and after Kmart had defaulted on its payment obligations to this landlord under its master lease. We are not a party to the recent agreements and negotiations between Kmart and the other parties to its master lease. We will strenuously defend our legal rights with respect to the Master Sublease, and our rights under the Bankruptcy Code, and will resist any agreement that discriminates unfairly against us as compared to the treatment afforded other Kmart sublessees or that alters or extinguishes the economic benefits we are entitled to derive under the Master Sublease as a whole.

         A hearing in the Kmart bankruptcy proceeding is scheduled in December 2002 to consider a motion by Kmart, supported by the owners of the affected properties, to assign the Master Sublease to them. We intend to oppose this motion, but are not able to provide assurance as to its outcome. Possible outcomes may include (i) that we will continue to be subject to the Master Sublease, and accordingly will be obligated to pay rent on all of the remaining premises subject to the Master Sublease, or (ii) that the Master Sublease will be deemed to have terminated in September 2002 and we consequently will no longer have the benefit, or the burden, of a written long-term lease agreement securing our right to occupy these properties. In the latter case, we would cease paying rent on closed stores and would enter into negotiations to secure long-term leases on the remaining profitable stores. While we cannot give any assurance that such leases can be obtained, we believe that new leases could likely be obtained on the remaining profitable stores at fair market rents substantially less than apply under the Master Sublease. The loss of possession of some of these stores would have a material adverse effect on us.

         In order to limit our exposure to any conflicting claims regarding the proper payment of rent and to assist in managing and conserving our cash, we have not paid the rent due on the 22 restaurants as to which the Master Sublease has not been formally rejected that was due on July 1, August 1, September 1, October 1, and November 1, 2002 of approximately $.3 million per month. Given the uncertainties associated with the Master Sublease, we are awaiting discussions with the affected parties to establish reasonable assurance that we are paying the appropriate amounts to the proper parties. The failure to pay rent allows the landlord to declare the Master Sublease in default, and, if it so elects, to seek to recover unpaid rent from us, and to evict us from the affected premises if the unpaid rent remains unpaid after notice of default. We cannot provide assurance that the withholding of rent payments will not result in adverse action by the landlord as to some or all of the affected stores, which could have a material adverse effect on us.

         Kmart has announced that as part of its plan of reorganization it will be closing a significant number of its stores. We have reviewed our locations to determine whether any adverse effect on our restaurants might occur as the result of the closure of nearby Kmart stores. We believe that fewer than five of our profitable stores are proximate to Kmart stores. While the closure of the nearby Kmart store could have a material negative impact on a restaurant's customer traffic, we do not believe we are subject to a risk of a material adverse change in our business, as a whole, based on the limited information regarding store closings currently available from Kmart and our review of operations at these restaurants.

         We are monitoring these conditions closely and, with the assistance of our advisors, are implementing, or continuing, a number of initiatives to increase our revenues and cash flow from operations. In addition, with our advisors, we will be working to develop business plans that will support reaching a long-term agreement with our lenders, renegotiating leases where necessary, including the remaining subleases with Kmart, and identifying other areas for cost reduction. Because of the difficulties resulting from our reduced cash flow and the unavailability of revolving credit advances from our lenders, our financial condition and liquidity are expected to be very sensitive to any further adverse developments in our business, including further declines in customer counts, further restrictions of credit or other adverse actions by our creditors, adverse developments in the economy that impact our customers, or an inability to realize substantial cost reductions, including rent reductions. Our management, in conjunction with our advisors and Board of Directors, is establishing priorities to address our most pressing needs. Material negative developments in any one or a combination of these areas could require us to consider a Chapter 11 filing in United States Bankruptcy Court.

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

Forward-Looking Statements.

         The discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements regarding our present plans, which involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: adverse conditions in the restaurant industry and other competitive factors, governmental regulation, pending and possible future litigation, seasonality of business, loss of material suppliers or increases in the costs of raw materials used in our food products, termination of key franchise and/or license agreements, actions by our lenders and creditors as well as other risks and uncertainties disclosed in periodic reports on Form 10-K and Form 10-Q filed with the Securities and Exchange Commission.

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

         We are exposed to market risk from changes in interest rates affecting our variable rate debt. We used an interest rate swap to manage the cash flow risk on $20 million of our variable rate debt until the termination of this instrument on September 12, 2002 due to an Event of Default for non-payment of interest. The annual impact on our results of operations of a one-point interest rate change on the outstanding balance of our variable rate debt is approximately $400 thousand. We do not use derivatives for trading purposes.

         This market risk discussion contains forward-looking statements. Actual results may differ materially from this discussion based upon general market conditions and changes in domestic and global financial markets.

Item 4.   Controls and Procedures

         Our Chief Executive Officer and Principal Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART II.   OTHER INFORMATION

Items 1, 2, 4 and 5 are not applicable and have been intentionally omitted.

Item 3.    Defaults Upon Senior Securities

         (a)        The Company is party to a $55 million Revolving Credit and Term Loan Agreement (Credit Agreement) with various banks and lenders with an outstanding balance as of October 1, 2002 of $41.9 million. The Credit Agreement contains covenants with regard to maintaining certain leverage ratios, achieving certain levels of EBITDA, operating cash flow and limits on capital expenditures. In addition, there are certain restrictions on the payment of dividends and incurrence of additional indebtedness. The Company's reduced same-store sales during the first thirty-nine weeks of 2002 have caused the Company to incur operating losses and a significant reduction in its cash flow. The Company has continued to be out of compliance with the financial ratio covenants required by its Credit Agreement as of October 1, 2002, which has resulted in the lenders' refusal to make further advances of the revolving portion of the Credit Agreement, requiring the Company to operate based on its available cash flow during this period. The Company has taken a number of actions to conserve and manage its cash, including withholding two principal payments of $1,275 each under the Credit Agreement that were due July 2, 2002 and October 1, 2002. The Company also had unpaid accrued interest of $1,188 as of October 1, 2002.

         (b)        Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

         (a)        Exhibits

         1.   Exhibit 10.1:    Forbearance Agreement

         2.   Exhibit 99:   Certification

         (b)       Reports on Form 8-K

         A report on Form 8-K was filed on September 30, 2002 with respect to the resignation of Craig Miller as President and Chief Executive Officer, the hiring of William Snyder as Chief Restructuring Officer and Acting Chief Executive Officer and that the Company had reached a preliminary understanding with its lender group.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	November 13, 2002	FURR'S RESTAURANT GROUP, INC.

/s/ William K. Snyder
William K. Snyder
Interim Chief Executive Officer
(Chief Executive Officer)

/s/ Nancy A. Ellefson
Nancy A. Ellefson
Vice President - Finance
(Chief Accounting Officer)

CERTIFICATION

Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, William K. Snyder, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Furr's Restaurant Group, Inc.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officer and I (herein the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such internal controls to ensure that material information relating to the registrant, including its consolidated subsidiaries, (collectively the "Company") is made known to the Certifying Officers by others within the Company, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant's internal controls as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c.	presented in this quarterly report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant's Certifying Officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:
a.	all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	The registrant's Certifying Officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002

/s/ William K. Snyder
William K. Snyder
Interim Chief Executive Officer

See also the certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, which is also attached to this report.

CERTIFICATION

Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, Nancy A. Ellefson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Furr's Restaurant Group, Inc.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officer and I (herein the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such internal controls to ensure that material information relating to the registrant, including its consolidated subsidiaries, (collectively the "Company") is made known to the Certifying Officers by others within the Company, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant's internal controls as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c.	presented in this quarterly report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant's Certifying Officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:
a.	all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	The registrant's Certifying Officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002

/s/ Nancy A. Ellefson
Nancy A. Ellefson
Chief Accounting Officer

See also the certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, which is also attached to this report.